Form 10-Q
period 2026-06-30
Bitwise Hyperliquid ETF
filed 2026-08-12
CIK 2088139

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended June 30, 2026.

or

☐ Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from to .

Commission File Number: 001-43287

Bitwise Hyperliquid ETF

(Exact name of registrant as specified in its charter)

Delaware	39-7207937
(State or other jurisdiction of Incorporation or organization)	(I.R.S. Employer Identification No.)

Bitwise Investment Advisers, LLC

250 Montgomery Street, Suite 200

San Francisco, California 94104

(415) 707-3663

(Address, including ZIP code, and telephone number, including area code, of registrant’s primary executive offices)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Bitwise Hyperliquid ETF Shares	BHYP	NYSE Arca, Inc.

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. ☒ Yes ☐ No

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). ☒ Yes ☐ No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer”, “accelerated filer”, “smaller reporting company” and “emerging growth company” in Rule 12b‑2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☒	Smaller reporting company	☒
		Emerging growth company	☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided in Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b‑2 of the Exchange Act). ☐ Yes ☒ No

The registrant had 3,150,000 outstanding shares as of August 9, 2026.

STATEMENT REGARDING FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q (the “Quarterly Report”) includes “forward-looking statements” with respect to the financial condition, results of operations, plans, objectives, future performance and business of The Bitwise Hyperliquid ETF (the “Trust”). In some cases, you can identify forward-looking statements by terminology such as “may,” “will,” “should,” “expect,” “plan,” “anticipate,” “believe,” “estimate,” “predict,” “potential,” or the negative of these terms or other comparable terminology. All statements (other than statements of historical fact) included in this Quarterly Report that address activities, events, or developments that will or may occur in the future, including such matters as movements in the digital asset markets, the Trust’s operations, the plans of Bitwise Investment Advisers, LLC (the “Sponsor”), and references to the Trust’s future success and other similar matters, are forward-looking statements. These statements are only predictions. Actual events or results may differ materially. These statements are based upon certain assumptions and analyses the Sponsor has made based on its perception of historical trends, current conditions, and expected future developments, as well as other factors appropriate in the circumstances.

Factors which could have a material adverse effect on the Trust's business, financial condition or results of operations and future prospects or which could cause actual results to differ materially from the Trust's expectations include, but are not limited to:

•
the special considerations discussed in this Quarterly Report;
•
general economic, market and business conditions;
•
technology developments regarding the use of Hyperliquid and other digital assets, including the systems used by the Sponsor and the Trust’s custodian in their provision of services to the Trust;
•
changes in laws or regulations, including those concerning taxes, made by governmental authorities or regulatory bodies;
•
other world economic and political developments, including, without limitation, global pandemics and the societal and government responses thereto; and
•
any additional risk factors discussed in Part II, Item 1A. Risk Factors and Part I, Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations of this Quarterly Report on Form 10-Q, as well as those described from time to time in the Trust’s future reports filed with the SEC.

All the forward-looking statements made in this Quarterly Report are qualified by these cautionary statements, and there can be no assurance that the actual results or developments the Sponsor anticipates will be realized or, even if substantially realized, that they will result in the expected consequences to, or have the expected effects on, the Trust’s operations or the value of the Shares.

Should one or more of these risks discussed in the section entitled “Risk Factors” or other uncertainties materialize, or should underlying assumptions prove incorrect, actual outcomes may vary materially from those described in forward-looking statements. Forward-looking statements are made based on the Sponsor’s beliefs, estimates and opinions on the date the statements are made, and neither the Trust nor the Sponsor is under a duty to update any of the forward-looking statements to conform such statements to actual results or to reflect a change in the Sponsor’s expectations or predictions, other than as required by applicable laws. Investors are therefore cautioned against relying on forward-looking statements.

EMERGING GROWTH COMPANY STATUS

The Trust is an “emerging growth company” as that term is used in the Jumpstart Our Business Startups Act (the “JOBS Act”) and, as such, may elect to comply with certain reduced reporting requirements. For as long as the Trust is an emerging growth company, unlike other public companies, it will not be required to:

•
provide an auditor’s attestation report on management’s assessment of the effectiveness of its system of internal control over financial reporting pursuant to Section 404(b) of the Sarbanes-Oxley Act of 2002;
•
comply with any new requirements adopted by the Public Company Accounting Oversight Board (“PCAOB”) requiring mandatory auditor rotation or a supplement to the auditor’s report in which the auditor would be required to provide additional information about the audit and the financial statements of the issuer;
•
comply with any new audit rules adopted by the PCAOB after April 5, 2012, unless the Securities and Exchange Commission determines otherwise;
•
provide certain disclosure regarding executive compensation required of larger public companies; or
•
obtain shareholder approval of any golden parachute payments not previously approved.

The Trust will cease to be an “emerging growth company” upon the earliest of (i) when it has $1.235 billion or more in total annual gross revenues during its most recently completed fiscal year; (ii) when it is deemed to be a large accelerated filer under Rule 12b-2 promulgated pursuant to the Securities Exchange Act of 1934, as amended; (iii) when it has issued more than $1.0 billion of non-convertible debt over a three-year period; or (iv) the last day of the fiscal year following the fifth anniversary of its initial public offering.

In addition, Section 107 of the JOBS Act also provides that an emerging growth company can take advantage of the extended transition period provided in Section 7(a)(2)(B) of the Securities Act of 1933, as amended, for complying with new or revised accounting standards. In other words, an emerging growth company can delay the adoption of certain accounting standards until those standards would otherwise apply to private companies. The Trust intends to take advantage of the benefits of the extended transition period.

Industry and Market Data

Although we are responsible for all disclosure contained in this Quarterly Report on Form 10-Q, in some cases we have relied on certain market and industry data obtained from third-party sources that we believe to be reliable. Market estimates are calculated by using independent industry publications in conjunction with our assumptions regarding the Hyperliquid industry and market. While we are not aware of any misstatements regarding any market, industry or similar data presented herein, such data involves risks and uncertainties and is subject to change based on various factors, including those discussed under the heading “Statement Regarding Forward-Looking Statements.”

Bitwise Hyperliquid ETF

PART I-FINANCIAL INFORMATION

Item 1. Financial Statements (Unaudited).

Bitwise Hyperliquid ETF

Statements of Assets and Liabilities

(Amounts in thousands, except Share and per-share amounts)

	June 30, 2026		December 31, 2025*
	(unaudited)
Assets
Investment in Hyperliquid, at fair value (cost $118,209 at June 30, 2026)	$128,260	[2]	$—
Cash	—		200
Receivable for Staking Rewards	5		—
Total assets	128,265		200

Liabilities
Sponsor Fee payable	19		—
Payable for Hyperliquid purchased	4		—
Staking Fee payable	1		—
Total liabilities	24		—

Net Assets	$128,241		$200

Shares issued and outstanding, no par value (unlimited amount authorized)	3,490,000		8	[1]
Principal Market NAV per Share	$36.75		$25.00	[1]

* As of December 31, 2025, the Trust held initial seed capital amounting to $200 in cash.

1 Prior to commencement of operations on May 14, 2026, Bitwise Asset Management, Inc. ("BAM"), the parent company of the Sponsor, redeemed the initial seed capital of 8 shares for $200.

2 Amount includes $89,810 staked Hyperliquid as of June 30, 2026.

The accompanying notes are an integral part of the Financial Statements.

Bitwise Hyperliquid ETF

Schedule of Investment

(Amounts in thousands, except quantity of Hyperliquid and percentages)

June 30, 2026* (unaudited)

	Quantity				Percentage of
	of Hyperliquid	Cost	Fair Value		Net Assets
Investment in Hyperliquid^	1,959,065.2803	$118,209	$128,260	[1]	100.01%
Total investment		$118,209	128,260		100.01%
Liabilities in excess of other assets			(19)		(0.01)%
Net Assets			$128,241		100.00%

* No comparative period information yet available as the Trust commenced operations on May 14, 2026.

^ Crypto assets do not have a singular country or geographic region; therefore country information is omitted.

1 Amount includes $89,810 staked Hyperliquid as of June 30, 2026.

The accompanying notes are an integral part of the Financial Statements.

Bitwise Hyperliquid ETF

Statement of Operations

(Amounts in thousands)

For the period May 14, 2026 (commencement of operations) through June 30, 2026*
(unaudited)
Investment income
Staking Rewards	$156
Expenses
Sponsor Fee	37
Staking Fee	39
Total expenses	76
Less: waivers and reimbursements	(18)
Net expenses	58
Net investment income	98

Net realized and change in unrealized gain (loss) on investments
Net realized gain (loss) from Hyperliquid transferred for staking activities	12
Net realized gain (loss) from investment in Hyperliquid sold for redemptions	(1,055)
Net change in unrealized appreciation (depreciation) from investment in Hyperliquid	10,051
Net realized and unrealized gain (loss)	9,008
Net increase (decrease) in net assets resulting from operations	$9,106

* No comparative period information yet available as the Trust commenced operations on May 14, 2026.

The accompanying notes are an integral part of the Financial Statements.

Bitwise Hyperliquid ETF

Statement of Changes in Net Assets

(Amounts in thousands, except Shares issued and redeemed)

	For the period May 14, 2026 (commencement of operations) through June 30, 2026*
	(unaudited)
Increase (decrease) in net assets resulting from operations
Net investment gain (loss)	$98
Net realized gain (loss)	(1,043)
Net change in unrealized appreciation (depreciation)	10,051
Net increase (decrease) in net assets resulting from operations	9,106

Increase (decrease) in net assets from capital share transactions
Creations for Shares issued	124,873
Redemptions for Shares redeemed	(5,738)
Net increase (decrease) in net assets resulting from capital share transactions	119,135
Total increase (decrease) in net assets from operations and capital share transactions	128,241
Net assets
Beginning of period	—	[1]
End of period	$128,241

Shares issued and redeemed
Shares issued	3,660,000
Shares redeemed	(170,008)
Net increase (decrease) in Shares issued and outstanding	3,489,992

* No comparative period information yet available as the Trust commenced operations on May 14, 2026.

1 Prior to the commencement of operations on May 14, 2026, on November 24, 2025, BAM, the parent company of the Sponsor, purchased 8 Shares at a per-share price of $25.00 for $200.00 in a transaction exempt from registration under Section 4(a)(2) of the 1933 Act (the “Seed Shares”). On May 14, 2026, BAM redeemed the entirety of its 8 Seed Shares for $200 and Bitwise Investment Manager, LLC (“BIM”), an affiliate of the Sponsor, purchased the initial 40,000 Shares of the Trust (the “Seed Baskets”) for $1,000,000, at a per-Share price of $25.00.

The accompanying notes are an integral part of the Financial Statements.

Bitwise Hyperliquid ETF

Statement of Cash Flows

(Amounts in thousands)

For the period May 14, 2026 (commencement of operations) through June 30, 2026*
(unaudited)
Cash flows from operating activities
Net increase (decrease) in net assets resulting from operations	$9,106
Adjustments to reconcile net increase (decrease) in net assets resulting from operations to net cash provided by (used in) operating activities:
Purchases of Hyperliquid	(115,917)
Hyperliquid received for Staking Rewards	(118)
Proceeds from Hyperliquid sold	5,738
Net realized (gain) loss from Hyperliquid transferred for staking activities	(12)
Net realized (gain) loss from investment in Hyperliquid sold for redemptions	1,055
Net change in unrealized (appreciation) depreciation from investment in Hyperliquid	(10,051)
Changes in operating assets and liabilities:
(Increase) decrease in receivable for Staking Rewards	(5)
Increase (decrease) in Sponsor Fee payable	19
Increase (decrease) in Staking Fee payable	1
Net cash provided by (used in) operating activities	(110,184)

Cash flows from financing activities
Creations for Shares issued	115,922
Redemptions for Shares redeemed	(5,738)
Net cash provided by (used in) financing activities	110,184

Net increase (decrease) in cash	—
Cash, beginning of period (1)	—
Cash, end of period	$—

Supplemental disclosure of noncash financing activities
In-Kind Creations of Hyperliquid	$8,951

* No comparative period information yet available as the Trust commenced operations on May 14, 2026.

1 On November 24, 2025, Bitwise Asset Management, Inc. ("BAM"), the parent company of the Sponsor, purchased 8 Shares at a per-Share price of $25.00 for $200.00 in a transaction exempt from registration under Section 4(a)(2) of the 1933 Act (the "Seed Shares").

The accompanying notes are an integral part of the Financial Statements.

Bitwise Hyperliquid ETF

Notes To Financial Statements

June 30, 2026 (Unaudited)

1. Organization

Bitwise Hyperliquid ETF (the “Trust”) is an investment trust organized on September 12, 2025 under Delaware law pursuant to a Declaration of Trust and Trust Agreement (the “Trust Agreement”). The Trust’s primary investment objective is to seek to provide exposure to the value of Hyperliquid held by the Trust, less the expenses of the Trust’s operations, generally just the Sponsor Fee. The Trust’s secondary investment objective is to seek to derive additional Hyperliquid through staking. In seeking to achieve its primary investment objective, the Trust’s sole asset is expected to be Hyperliquid. The Trust is an Exchange Traded Product (“ETP”) that issues common shares of beneficial interest (“Shares”) that are listed on the NYSE Arca, Inc. (the “Exchange”) under the ticker symbol “BHYP,” providing investors with an efficient means to obtain market exposure to the price of Hyperliquid.

Bitwise Investment Advisers, LLC (the "Sponsor"), a wholly-owned subsidiary of Bitwise Asset Management, Inc. ("BAM") serves as the Sponsor for the Trust. The Sponsor arranged for the creation of the Trust and is responsible for the ongoing registration of the Shares for their public offering in the U.S. and the listing of Shares on the Exchange. The Sponsor will develop a marketing plan for the Trust, will prepare marketing materials regarding the Shares, and will operate the marketing plan of the Trust on an ongoing basis. The Sponsor also oversees the additional service providers of the Trust and exercises managerial control of the Trust as permitted under the Trust Agreement. The Sponsor has agreed to pay all operating expenses (except for litigation expenses and other extraordinary expenses) out of the Sponsor’s unified management fee.

Delaware Trust Company acts as the trustee of the Trust for the purpose of creating a Delaware statutory trust in accordance with the Delaware Statutory Trust Act (“DSTA”). The Trustee is appointed to serve as the trustee of the Trust in the State of Delaware for the sole purpose of satisfying the requirement of Section 3807(a) of the DSTA that the Trust have at least one trustee with a principal place of business in the State of Delaware.

The statement of assets and liabilities and schedule of investment as of June 30, 2026, and the statements of operations, cash flows, and changes in net assets for the period from May 14, 2026 (commencement of operations) through June 30, 2026, have been prepared on behalf of the Trust and are unaudited. In the opinion of management of the Sponsor of the Trust, all adjustments (which include normal recurring adjustments) necessary to present fairly the financial position and results of operations for the period from May 14, 2026 (commencement of operations) through June 30, 2026, and for all interim periods presented have been made. In addition, interim period results are not necessarily indicative of results for a full-year period.

Prior to the commencement of operations on May 14, 2026, on November 24, 2025, BAM, the parent company of the Sponsor, purchased 8 Shares at a per-Share price of $25.00 for $200.00 in a transaction exempt from registration under Section 4(a)(2) of the 1933 Act (the “Seed Shares”). On May 14, 2026, BAM redeemed the entirety of its 8 Seed Shares for $200 and Bitwise Investment Manager, LLC (“BIM”), an affiliate of the Sponsor, purchased the initial 40,000 Shares of the Trust (the “Seed Baskets”) for $1,000,000, at a per-Share price of $25.00. BIM acted as a statutory underwriter in connection with the initial purchase of the Seed Baskets. On May 15, 2026, BIM sold all of its 40,000 Shares of the Trust for cash.

2. Significant Accounting Policies

The following is a summary of significant accounting policies consistently followed by the Trust in the preparation of its financial statements.

Basis of Presentation

The financial statements have been prepared in conformity with accounting principles generally accepted in the U.S. (“GAAP”). The Trust is an investment company and follows the specialized accounting and reporting guidance in the Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Topic 946, Financial Services—Investment Companies.

Use of Estimates

The preparation of the financial statements in accordance with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of this financial statement. Actual results could differ from those estimates.

Cash

Cash includes non-interest bearing non-restricted cash with one institution. Cash in a bank deposit account, at times, may exceed U.S. federally insured limits. The Trust has not experienced any losses in such accounts and does not believe it is exposed to any significant credit risk on such bank deposits.

Investment Transactions and Revenue Recognition

The Trust records its investment transactions on a trade date basis and changes in fair value are reflected as net change in unrealized appreciation or depreciation on investment in Hyperliquid. Realized gains and losses are calculated using the specific identification method. Realized gains and losses are recognized in connection with transactions including settling obligations for the Sponsor Fee in Hyperliquid.

Staked Hyperliquid and Staking Rewards

Hyperliquid held by the Trust is bonded through Attestant, Ltd., an affiliate of the Sponsor (the "Staking Agent"), to the Hyperliquid network ("staked") for purposes of validating a node or multiple nodes on the network. Hyperliquid staked to the Hyperliquid Network receives rewards in the form of Hyperliquid ("Staking Rewards"). Staking Rewards are variable and will accrue to the benefit of the Trust, net of delegator fees. Hyperliquid Staking Rewards are measured at fair value on the date they are accrued. Under current Hyperliquid Network protocols, Hyperliquid staked on the Hyperliquid Network is subject to a one-day lockup during which it cannot be unstaked. Additionally, after the one-day lockup period, any unstaked Hyperliquid enters a seven-day unstaking queue before it becomes freely transferable.

Under normal circumstances, the Sponsor anticipates that it will engage in staking with respect to a portion of the Trust’s Hyperliquid, except for Hyperliquid held in the “Liquidity Reserve,” which is the portion of the Trust’s Hyperliquid holdings that are unstaked and are freely transferable and available to meet redemptions. Because the Trust anticipates staking a substantial portion of its Hyperliquid holdings, the Trust has adopted liquidity risk policies and procedures to monitor and manage the Liquidity Reserve. These policies and procedures are reasonably designed to ensure that the Trust is able to satisfy redemptions without incurring the risk of significant dilution of the remaining Shareholders’ interest in the Trust.

Staking Rewards are earned by the Trust in Hyperliquid, which is a non-cash consideration, as the validator with whom the Trust has staked its Hyperliquid validates transactions on the Hyperliquid Network. The Trust has concluded that the validator is the principal to the validation activities giving rise to the Staking Rewards and, therefore, the Trust recognizes only the net amount (i.e., net of the Staking Rewards retained by the validator) of Hyperliquid to which it is entitled for staking its Hyperliquid with the validator.

Investment Valuation - Principal Market Net Asset Value ("NAV")

To determine which market is the Trust's principal market (or in the absence of a principal market, the most advantageous market) for purposes of calculating the Trust's net asset value in accordance with U.S. GAAP ("Principal Market NAV" and "Principal Market NAV per Share"), the Trust follows ASC Topic 820-10, Fair Value Measurement, which outlines the application of fair value accounting. ASC 820-10 determines fair value to be the price that would be received for Hyperliquid in a current sale, which assumes an orderly transaction between market participants on the measurement date. ASC 820-10 requires the Trust to assume that Hyperliquid is sold in its principal market to market participants or, in the absence of a principal market, the most advantageous market. Market participants are defined as buyers and sellers in the principal or most advantageous market that are independent, knowledgeable, and willing and able to transact.

The Trust only receives Hyperliquid in connection with a creation order from the Authorized Participant (or a Liquidity Provider) and does not itself transact on any Digital Asset Markets. Therefore, the Trust looks to market-based volume and level of activity for Digital Asset Markets. The Authorized Participant(s), or a Liquidity Provider, may transact in a Brokered Market, a Dealer Market, Principal-to-Principal Markets and Exchange Markets (“Trading Platform Markets”), each as defined in the FASB ASC Master Glossary (collectively, “Digital Asset Markets”).

In determining which of the eligible Digital Asset Markets is the Trust's principal market, the Trust reviews these criteria in the following order:

First, the Trust reviews a list of Digital Asset Markets that are U.S. accessible, have historically provided publicly available data, and are exchanges that Bitwise normally transacts on. Specifically, the Trust utilizes a third-party valuation vendor, Lukka, Inc., to identify publicly available, well established and reputable crypto asset exchanges selected in their sole discretion.

Second, Lukka, Inc. sorts these Digital Asset Markets from high to low by market-based volume and level of activity of Hyperliquid traded on each Digital Asset Market. For the period from May 14, 2026 (commencement of operations) through June 30, 2026, this sort was performed for Digital Asset Markets for the period mid-May through mid-June 2026.

Third, Lukka, Inc. then reviews pricing fluctuations and the degree of variances in price on each Digital Asset Market during the 60 minutes prior to 4:00 p.m. EST for Hyperliquid to identify any material notable variances that may impact the volume or price information of a particular Digital Asset Market.

Fourth, Lukka, Inc. then selects a Digital Asset Market as its principal market based on the highest market-based volume level of activity and price stability in comparison to the other Digital Asset Markets on the list.

As of June 30, 2026, Lukka, Inc. included Binance, Bitfinex, Bitflyer, Bitstamp, Bullish, Bybit, Coinbase, Crypto.com, Gate.io, Gemini, HitBTC, Huobi, itBit, Kraken, KuCoin, LMAX, MEXC Global, OKX and Poloniex as its primary Exchange Markets in consideration.

At June 30, 2026, the principal market and the principal market price for Hyperliquid, which is composed of the majority of the Trust’s assets as of June 30, 2026, was Coinbase with a price of $65.47.

The Trust determines its principal market (or in the absence of a principal market the most advantageous market) annually and conducts a quarterly analysis to determine (i) if there have been recent changes to each Digital Asset Market’s trading volume and level of activity in the trailing twelve months, (ii) if any Digital Asset Markets have developed that the Trust has access to, or (iii) if recent changes to each Digital Asset Market's price stability have occurred that would materially impact the selection of the principal market and necessitate a change in the Trust's determination of its principal market.

The cost basis of the Hyperliquid received by the Trust in connection with a creation order is recorded by the Trust at the fair value of Hyperliquid at 4:00 p.m., New York time, on the creation date for financial reporting purposes. The cost basis recorded by the Trust may differ from proceeds collected by the Authorized Participant from the sale of the corresponding Shares to investors.

Various inputs are used to determine the fair value of assets and liabilities. Inputs may be based on independent market data (“observable inputs”) or they may be internally developed (“unobservable inputs”). These inputs are categorized into a disclosure hierarchy consisting of three broad levels for financial reporting purposes. The level of a value determined for an asset or liability within the fair value hierarchy is based on the lowest level of any input that is significant to the fair value measurement in its entirety.

The three levels of the fair value hierarchy are as follows:

Level 1: Unadjusted quoted prices in active markets for identical assets or liabilities;

Level 2: Inputs other than quoted prices included within Level 1 that are observable for the asset or liability either directly or indirectly, including quoted prices for similar assets or liabilities in active markets, quoted prices for identical or similar assets or liabilities in markets that are not considered to be active, inputs other than quoted prices that are observable for the asset or liability, and inputs that are derived principally from or corroborated by observable market data by correlation or other means; and

Level 3: Unobservable inputs, including the Trust's assumptions used in determining the fair value of investments, where there is little or no market activity for the asset or liability at the measurement date.

The following summarizes the Trust’s assets accounted for at fair value at June 30, 2026 (amounts in thousands)*:

	Level 1	Level 2	Level 3	Total
Assets
Investments in Hyperliquid, at fair value	$128,260	$—	$—	$128,260

* No comparative period information yet available as the Trust commenced operations on May 14, 2026.

Calculation of Net Asset Value (NAV) and NAV Per-Share

On each business day, as soon as practicable after 4:00 p.m. EST, the NAV of the Trust is obtained by subtracting all accrued fees and other liabilities of the Trust from the fair value of the Hyperliquid and other assets held by the Trust. The Bank of New York Mellon (the “Administrator”) computes the NAV per Share by dividing the NAV of the Trust by the number of Shares outstanding on the date the computation is made.

Income Taxes

The Trust is classified as a “grantor trust” for U.S. federal income tax purposes. As a result, the Trust itself is not subject to U.S. federal income tax. Instead, the Trust’s income and expenses “flow through” to the shareholders, and the Administrator reports the Trust’s income, gains, losses, and deductions to the Internal Revenue Service on that basis. The Sponsor has analyzed applicable tax laws and regulations and their application to the Trust, and does not believe that there are any uncertain tax positions that require recognition of a tax liability as of June 30, 2026.

The Trust is required to determine whether its tax positions are more likely than not to be sustained on examination by the applicable taxing authority, based on the technical merits of the position. Tax positions not deemed to meet a more likely than not threshold would be recorded as a tax expense in the current year. As of June 30, 2026, the Trust has determined that no provision for income taxes is required and no liability for unrecognized tax benefits has been recorded. The Trust does not expect that its assessment related to unrecognized tax benefits will materially change over the next 12 months. However, the Trust’s conclusions may be subject to review and adjustment at a later date based on factors including, but not limited to, the nexus of income among various tax jurisdictions; compliance with U.S. federal, U.S. state, and tax laws of jurisdictions in which the Trust operates; and changes in the administrative practices and precedents of the relevant authorities. The Trust is required to analyze all open tax years. Open tax years are those years that are open for examination by the relevant income taxing authority. As of June 30, 2026, all tax years since inception remain open for examination. There were no examinations in progress at period end.

Organizational and offering costs

The costs of the Trust’s organization and the initial offering of the Shares will be borne directly by the Sponsor. The Trust will not be obligated to reimburse the Sponsor.

3. Fair Value of Hyperliquid

As of June 30, 2026*, the Trust held a net closing balance of 1,959,065.2803 Hyperliquid with a total market value of $127,529,273 based on the CF Hyperliquid - Dollar US Settlement Price - New York Variant ("HYPEUSD_NY") Price of $65.10 used to determine the Trust's NAV. The total market value of the Trust's Hyperliquid held was $128,260,004 based on the price of Hyperliquid (Lukka Prime Rate) in the principal market (Coinbase) of $65.47, used to determine the Trust's Principal Market NAV.

The following represents the changes in quantity of Hyperliquid and the respective fair value for the period from May 14, 2026 (commencement of operations) through June 30, 2026*:

	Quantity of Hyperliquid	Fair Value (amounts in thousands)
Beginning balance as of May 14, 2026 (commencement of operations)	0.0000	$0
Purchases	1,912,369.7673	115,921
In-Kind Creations	140,239.8386	8,951
Hyperliquid received from Staking Rewards[1]	1,829.7912	118
Sales for the redemption of Shares	(95,374.1168)	(5,738)
Net realized gain (loss) from Hyperliquid transferred for staking activities	—	12
Net realized gain (loss) from investment in Hyperliquid sold for redemptions	—	(1,055)
Net change in unrealized appreciation (depreciation) from investment in Hyperliquid	—	10,051
Ending balance as of June 30, 2026	1,959,065.2803	128,260

* No comparative period information yet available as the Trust commenced operations on May 14, 2026.

1 Fair value of Hyperliquid received from Staking Rewards is calculated using the 4p.m. EST fair value of Hyperliquid on the day the

Staking Rewards are initially accrued.

Additions during the quarter primarily represent Hyperliquid purchased due to creations into the Trust and In-Kind Creations. Additions also included Hyperliquid received as reward for staking activities. Dispositions during the quarter represent Hyperliquid sold as a result of shareholder redemptions from the Trust. In addition, Hyperliquid were transferred to pay the Sponsor Fee of the Trust. For the period from May 14, 2026 (commencement of operations) through June 30, 2026, the Trust recognized net realized losses of 1,043,285, which represents the net of cumulative realized gains of $11,930 and cumulative realized losses of $1,055,215.

4. Related Party Transactions and Agreements

The Trust pays a Sponsor Fee of 0.34% per annum of the Trust’s Hyperliquid holdings. For the one-month period commencing on May 15, 2026, the day the Shares were initially listed on the Exchange, the Sponsor waived the entire Sponsor Fee on the first $500 million of Trust assets through June 14, 2026.

The Sponsor Fee is paid by the Trust to the Sponsor as compensation for services performed under the Trust Agreement and Sponsor Agreement. After the period during which all or a portion of the Sponsor Fee was waived, the Sponsor Fee began accruing daily, and will be payable in Hyperliquid monthly in arrears. The Administrator calculates the Sponsor Fee on a daily basis by applying a 0.34% annualized rate to the Trust’s total Hyperliquid holdings, and the amount of Hyperliquid payable in respect of each daily accrual shall be determined by reference to the CME CF Hyperliquid–Dollar US Settlement Price. The NAV of the Trust is reduced each day by the amount of the Sponsor Fee calculated each day. On or about the last day of each month, an amount of Hyperliquid will be transferred from the Trust Hyperliquid Account to the Sponsor Hyperliquid Account equal to the sum of all daily Sponsor Fees accrued for the month in U.S. dollars divided by the CME CF Hyperliquid–Dollar Reference Rate – New York Variant price on the last day of the month. The Trust is not responsible for paying any fees or costs associated with the transferring of Hyperliquid to the Sponsor. In exchange for the Sponsor Fee, the Sponsor has agreed to assume and pay the normal operating expenses of the Trust, which include the Trustee’s monthly fee and out-of-pocket expenses, the fees of the Trust’s regular service providers (Cash Custodian, Hyperliquid Custodian, Prime Execution Agent, Marketing Agent, Transfer Agent and Administrator), exchange listing fees, tax reporting fees, SEC registration fees, printing and mailing costs, audit fees and up to $500,000 per annum in ordinary legal fees and expenses. The Sponsor may determine in its sole discretion to assume legal fees and expenses of the Trust in excess of $500,000 per annum. The Sponsor also agreed to pay the costs of the Trust’s organization.

The Trust may incur certain extraordinary, non-recurring expenses that are not assumed by the Sponsor, including but not limited to, taxes and governmental charges, any applicable brokerage commissions, financing fees, Hyperliquid network fees and similar transaction fees, expenses and costs of any extraordinary services performed by the Sponsor (or any other service provider) on behalf of the Trust to protect the Trust or the Shareholders (including, for example, in connection with any fork of the Hyperliquid blockchain, any Incidental Rights and any IR Asset, any indemnification of the Cash Custodian, Hyperliquid Custodian, Prime Execution Agent, Transfer Agent, Administrator or other agents, service providers or counterparties of the Trust, and extraordinary legal fees and expenses, including any legal fees and expenses incurred in connection with litigation, regulatory enforcement or investigation matters.

See Note 1 for further discussion on related party capital transactions. As of June 30, 2026, the Sponsor owned no Shares of the Trust.

5. Creation and Redemption of Shares

The Trust may either create and redeem Shares in-kind for Hyperliquid (“In-Kind Creations” and “In-Kind Redemptions,” respectively) or for cash (“Cash Creations” and “Cash Redemptions,” respectively). When the Trust creates or redeems its Shares, it does so in blocks of 10,000 Shares (each, a “Basket”) based on the quantity of Hyperliquid attributable to each Share of the Trust (net of accrued but unpaid expenses and liabilities) multiplied by the number of Shares (10,000) comprising a Basket (the “Basket Amount”). For an order to purchase (create) a Basket, the purchase shall be in the amount of Hyperliquid represented by the Basket Amount (in the case of an In-Kind Creation) or the amount of U.S. dollars needed to purchase the Basket Amount (plus a per-order transaction fee), as calculated by the Administrator (in the case of a Cash Creation). For an order to redeem a Basket, the Sponsor shall either arrange for the Basket Amount of Hyperliquid to be distributed in-kind (in the case of an In-Kind Redemption) or sold and the cash proceeds (minus a per-order transaction fee) distributed (in the case of a Cash Redemption).

The Trust only creates and redeems Baskets in transactions with financial firms that are authorized to purchase or redeem Shares with the Trust (each, an “Authorized Participant”). In the case of In-Kind Creations and In-Kind Redemptions, an Authorized Participant or an Authorized Participant’s designee (“Authorized Participant Designee”) deposits Hyperliquid directly with the Trust or receives Hyperliquid directly from the Trust. Shares initially comprising the same Basket but offered by the Authorized Participants to the public at different times may have different offering prices that depend on various factors, including the supply and demand for Shares, the value of the Trust’s assets, and market conditions at the time of a transaction. Authorized Participants must pay the Transfer Agent a non-refundable fee for each order they place to create or redeem one or more Baskets. The transaction fee may be waived, reduced, increased or otherwise changed by the Sponsor in its sole discretion. Authorized Participants who make deposits with the Trust in exchange for Baskets receive no fees, commissions or other form of compensation or inducement of any kind from either the Trust or the Sponsor, and no such person has any obligation or responsibility to the Sponsor or the Trust to effect any sale or resale of Shares.

Each Authorized Participant is required to be registered as a broker-dealer under the Securities Exchange Act of 1934, as amended, and a member in good standing with FINRA, or exempt from being or otherwise not required to be licensed as a broker-dealer or a member of FINRA, and is qualified to act as a broker or dealer in the states or other jurisdictions where the nature of its business so requires. Certain Authorized Participants may also be regulated under federal and state banking laws and regulations. Each Authorized Participant has its own set of rules and procedures, internal controls and information barriers as it determines is appropriate in light of its own regulatory regime.

The Transfer Agent will facilitate the settlement of Shares in response to the placement of creation orders and redemption orders from Authorized Participants. The Trust has entered into the Cash Custody Agreement with BNY Mellon under which BNY Mellon acts as custodian of the Trust’s cash and cash equivalents. The Trust only creates or redeems its Shares at NAV.

Receivable for In-Kind Creations or payable for In-Kind Redemptions, as may be disclosed on the Statement of Assets and Liabilities, represents the value of Hyperliquid covered by contractually binding orders for the creation, or redemption of Shares where the Hyperliquid has not yet been transferred to or out of the Trust's account.

6. Risks and Uncertainties

Substantially all the Trust’s assets are holdings of Hyperliquid, which creates a concentration risk associated with fluctuations in the price of Hyperliquid. Accordingly, a decline in the price of Hyperliquid will have an adverse effect on the value of the Shares of the Trust. The trading prices of Hyperliquid have experienced extreme volatility in recent periods and may continue to fluctuate significantly. Extreme volatility in the future, including substantial, sustained, or rapid declines in the trading prices of Hyperliquid, could have a material adverse effect on the value of the Shares and the Shares could lose all or substantially all of their value. Factors adversely impacting the value of Hyperliquid and the Shares may include an increase in the global Hyperliquid supply or a decrease in global Hyperliquid demand; market conditions of, and overall sentiment towards, the crypto assets and blockchain technology industry; trading activity on crypto asset exchanges, which, in many cases, are largely unregulated or may be subject to manipulation; the adoption of Hyperliquid as a medium of exchange, store-of-value or other consumptive asset and the maintenance and development of the open-source software protocol of the Hyperliquid Network, and their ability to meet user demands; manipulative trading activity on crypto asset exchanges, which, in many cases, are largely unregulated; and forks in the Hyperliquid Network, among other things.

Anchorage Digital Bank N.A. serves as the Trust’s custodian for Hyperliquid for which qualified custody is available (the “Hyperliquid Custodian”). The Hyperliquid Custodian is subject to change in the sole discretion of the Sponsor. Temporary differences in the quantity of Hyperliquid held by the Hyperliquid Custodian from the amounts reflected in the financial statements may occur. These differences are due to pending settlement of Hyperliquid trades with the Hyperliquid Custodian, which generally occurs within two business days of the trade date.

Payable for Hyperliquid purchased represents the quantity of Hyperliquid purchased for the creation of Shares where the Hyperliquid has not yet settled.

	June 30, 2026	December 31, 2025
(Amounts in thousands)	(unaudited)
Payable for Hyperliquid purchased	$4	$—

Receivable for Hyperliquid sold represents the quantity of Hyperliquid sold for the redemption of Shares where the Hyperliquid has not yet been settled.

	June 30, 2026	December 31, 2025
(Amounts in thousands)	(unaudited)
Receivable for Hyperliquid sold	$—	$—

7. Financial Highlights

Per-Share Performance (for a Share outstanding throughout the period presented)

	For the period May 14, 2026 (commencement of operations) through June 30, 2026*
	(unaudited)
Principal Market NAV per-share, beginning of period	$25.00
Net investment income (loss) [1]	0.04
Net realized and change in unrealized appreciation (depreciation) on investment in Hyperliquid	11.71	[2]
Net change in net assets from operations	11.75
Principal Market NAV per-share, end of period	$36.75

Total return, at net asset value [3]	47.00%

Ratios to average net assets
Gross expenses	(0.71)%[4,5,6]
Net expenses	(0.54)%[4,5,6]
Net investment income (loss)	0.92	%,4,5

* No comparative financial statements have been provided as the Trust commenced operations on April 15, 2026.

1.
Calculated using average Shares outstanding.

2.
Because of the timing of subscriptions and redemptions in relation to fluctuating market values, the amount shown may not agree with the change in aggregate gains and losses.

3.
Total return is calculated based on the change in Principal Market NAV during the reporting period. An individual shareholder’s total return and ratios may vary from the above total return and ratios based on the timing of Share transactions from the Trust. Total return is not annualized.

4.
Annualized.

5.
For the one-month period starting on May 15, 2026, the day the Trust began accruing expenses, the Sponsor waived the entire Sponsor Fee on the first $500 million of Trust assets through June 14, 2026. In addition, for the same period, the Sponsor reimbursed the Trust for all Staking Expenses incurred on the first $500 million of Trust assets through June 14, 2026.

6.
Gross and net expenses ratios include staking fees of 0.37% for the period ended June 30, 2026. Without the staking fees, the gross and net expense ratios would have been (0.34)% and (0.17)%, respectively.

8. Segment Reporting

An operating segment is defined in FASB Accounting Standards Update 2023-07, Segment Reporting (Topic 280) - Improvements to Reportable Segment Disclosures (“Topic 280”), as a component of a public entity that engages in business activities from which it may recognize revenues and incur expenses, has operating results that are regularly reviewed by the public entity’s Chief Operating Decision Maker (“CODM”) to make decisions about resources to be allocated to the segment and assess its performance, and has discrete financial information available. Selective members of the Executive Management Committee and other senior personnel of the Sponsor act as the Trust’s CODM. The Trust represents a single operating segment, as the CODM monitors the operating results of the Trust as a whole and the Trust’s long-term strategic asset allocation is pre-determined in accordance with the terms of its Trust Agreement, based on a defined investment strategy which is executed by the Sponsor. The financial information in the form of the Trust’s assets, total returns, expense ratios and changes in net assets (i.e., changes in net assets resulting from operations, creations and redemptions), which are used by the CODM to assess the segment’s performance versus the Trust’s comparative benchmarks and to make resource allocation decisions for the Trust’s single segment, is consistent with that presented within the Trust’s financial statement. Segment assets are reflected on the accompanying statement of assets and liabilities as “total assets” and significant segment expenses are listed on the accompanying statement of operations.

9. Indemnifications

In the normal course of business, the Trust enters into contracts that contain a variety of representations which provide general indemnifications. The Trust’s maximum exposure under these arrangements cannot be known; however, the Trust expects any risk of loss to be remote.

7. Subsequent Events

The Trust has evaluated subsequent events through August 12, 2026, the date the financial statements were issued, and has determined that there are no subsequent events that require adjustments to or disclosure in the financial statements.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion and analysis of the Trust’s financial condition and results of operations should be read together with, and is qualified in its entirety by reference to, the Trust’s unaudited financial statement and related notes included elsewhere in this Quarterly Report, which have been prepared in accordance with generally accepted accounting principles in the United States (“U.S. GAAP”). The following discussion may contain forward-looking statements based on assumptions the Trust believes to be reasonable. The Trust’s actual results could differ materially from those discussed in these forward-looking statements. See “Statement Regarding Forward-Looking Statements” above.

You should not place undue reliance on any forward-looking statements. Except as expressly required by the Federal securities laws, the Trust and the Sponsor undertake no obligation to publicly update or revise any forward-looking statements or the risks, uncertainties or other factors described in this Quarterly Report, as a result of new information, future events or changed circumstances or for any other reason after the date of this Quarterly Report.

Trust Overview

The Trust is an exchange-traded product that issues common shares of beneficial interest (“Shares”) that are listed on NYSE Arca, Inc. (the “Exchange”) under the ticker symbol “BHYP.” The Trust’s primary investment objective is to seek to provide exposure to the value of Hyperliquid held by the Trust, less the expenses of the Trust’s operations and other liabilities. The Trust’s secondary investment objective is to seek to derive additional Hyperliquid through staking. In seeking to achieve its primary investment objective, the Trust will hold Hyperliquid and establish its net asset value (“NAV”) by reference to the CME CF Hyperliquid–Dollar Reference Rate - New York Variant (the “Pricing Benchmark”). The Trust is sponsored and managed by Bitwise Investment Advisers, LLC (the “Sponsor”).

The net assets of the Trust and its Shares are valued on a daily basis with reference to the Pricing Benchmark, a standardized reference rate published by CF Benchmarks Ltd. (the “Benchmark Provider”) that is designed to reflect the performance of Hyperliquid in U.S. dollars. The Pricing Benchmark is calculated by the Benchmark Provider based on an aggregation of executed trade flow of major Hyperliquid trading platforms (“Constituent Platforms”). The Pricing Benchmark is calculated as of 4:00 p.m. Eastern time (“ET”).

Anchorage Digital Bank N.A. (“Anchorage Custody” or the “Hyperliquid Custodian”) serves as the custodian for the Trust’s Hyperliquid holdings and is responsible for the secure safekeeping of the Trust’s Hyperliquid pursuant to a custody agreement (the “Hyperliquid Custody Agreement”). Anchorage Custody was appointed by the Sponsor and is tasked with establishing and maintaining segregated accounts to hold the Trust’s Hyperliquid (the “Trust Hyperliquid Accounts”). The Hyperliquid Custodian is a national trust bank regulated by the Office of the Comptroller of the Currency that provides custody services for digital assets. The Hyperliquid Custodian is not insured by the Federal Deposit Insurance Corporation (the “FDIC”) but carries insurance provided by private insurance carriers.

One or more of the Trust Hyperliquid Accounts, designated as the “Trust Staking Account(s),” permits the Hyperliquid held therein to be staked pursuant to the Trust’s secondary investment objective. In consideration for permitting its Hyperliquid to be held in the Trust Staking Account(s), the Trust will receive a portion of the additional Hyperliquid earned through the staking. The Sponsor will select one or more trusted staking agents (the “Staking Agents”). Such Staking Agents operate the validators to which the Trust’s Hyperliquid has been delegated for staking.

Hyperliquid is a digital asset. Like all digital assets, buying, holding and selling Hyperliquid is very different from buying, holding and selling more conventional investments like stocks and bonds. Stocks represent ownership in a company, entitling shareholders to a portion of the company’s profits. Bonds are debt instruments issued by corporations or governments, where the bondholder is a creditor to the issuer that is generally entitled to a stream of income payments. Ownership of stocks and bonds is typically recorded through a centralized system managed by brokers, custodians or clearinghouses. Ownership of Hyperliquid does not entitle its holders to any portion of a company’s profits or any stream of income payments. Hyperliquid is a decentralized digital asset and ownership of it is reflected on a decentralized ledger.

The Trust provides investors with the opportunity to access the market for Hyperliquid through a traditional brokerage account without the potential barriers to entry or risks involved with acquiring and holding Hyperliquid directly. The Trust will not use derivatives that could subject the Trust to additional counterparty and credit risks. The Sponsor believes that the design of the Trust will enable certain investors to more effectively and efficiently implement strategic and tactical asset allocation strategies that use Hyperliquid by investing in the Shares rather than purchasing, holding and trading Hyperliquid directly.

Results of Operations^

For the period from May 14, 2026 (commencement of operations) through June 30, 2026*

For the period May 14, 2026 (commencement of operations) through June 30, 2026*
(unaudited)
Net investment loss	$98
Net realized and unrealized gain (loss)	$9,008
Net increase (decrease) in net assets resulting from operations	$9,106
Net Assets[1]	$128,241

1. Net assets in the above table are calculated in accordance with U.S. GAAP based on the principal market price for Hyperliquid that the Trust considered its principal market, as of 4:00 p.m., New York time, on the valuation date.

During the period May 14, 2026 (commencement of operations) through June 30, 2026, the Trust's net assets increased from $200 on May 14, 2026 (commencement of operations) to $128,241 on June 30, 2026. The increase in the Trust's net assets resulted primarily from additions of approximately 2,052,610 Hyperliquid with a value of $124,872 in connection with Share creations, and approximately 1,830 Hyperliquid received from staking rewards, with a value of $118 during the period. Additions were partially offset by dispositions to the Trust of approximately (95,374) Hyperliquid in connection with Share redemptions, with a value of $(5,738) during the period.

Net investment income for the period May 14, 2026 (commencement of operations) through June 30, 2026 was $98, which included income from Staking Rewards of $156 and net expenses of $58. Total expenses for the period May 14, 2026 (commencement of operations) through June 30, 2026 were $76, which included $37 in Sponsor Fee and $39 in Staking Fees. For the one-month period commencing on May 15, 2026, the day the Shares were initially listed on the Exchange, the Sponsor waived the entire Sponsor Fee on the first $500 million of Trust assets through June 14, 2026. In addition, for the same period, the Sponsor reimbursed the Trust for all Staking Expenses incurred on the first $1 billion of Trust assets through June 14, 2026. For the period from May 15, 2026 through June 14, 2026, the Trust waived $18 in Sponsor Fee.

Net realized and change in unrealized gain on investment in Hyperliquid for the period May 14, 2026 (commencement of operations) through June 30, 2026 was $9,008, which included a realized loss of $(1,055) on the sale of Hyperliquid to meet redemptions, a realized gain of $12 from the transfer of Hyperliquid for staking activities, and a change in unrealized appreciation on investment in Hyperliquid of $10,051. Net realized and change in unrealized gain on investment in Hyperliquid for the period resulted primarily from Hyperliquid price appreciation from $44.54 on May 14, 2026 (commencement of operations) to $65.10 on June 30, 2026. Net increase in net assets resulting from operations for the period May 14, 2026 (commencement of operations) through June 30, 2026 was $9,106, which consisted of the net realized and unrealized gain on investment in Hyperliquid and net investment income of $98.

* No comparative period presented as the Trust commenced operations May 14, 2026.

^ Amounts displayed are in the ‘000s, except for per-Share/coin references.

Net Assets

As of June 30, 2026*, the Trust held a net closing balance of 1,959,065.2803 Hyperliquid with a total market value of $127,529,273 based on the HYPEUSD_NY Price of $65.10 used to determine the Trust's NAV. The total market value of the Trust's Hyperliquid held was $128,260,004 based on the price of Hyperliquid (Lukka Prime Rate) in the principal market (Coinbase) of $65.47, used to determine the Trust's Principal Market NAV.

Liquidity and Capital Resources

The Trust agreed to pay the unitary Sponsor Fee of 0.34% per annum of the Trust’s Hyperliquid holdings. For a 1-month period commencing on the day the Shares are initially listed on the Exchange, the Sponsor has agreed to waive the entire Sponsor Fee on the first $500 million of Trust assets. As a result, the only ordinary expense of the Trust is expected to be the Sponsor Fee. In exchange for the Sponsor Fee, the Sponsor has agreed to assume and pay the normal operating expenses of the Trust, which include the Trustee’s monthly fee and out-of-pocket expenses, the fees of the Trust’s regular service providers (Cash Custodian, Hyperliquid Custodian, Prime Execution Agent, Marketing Agent, Transfer Agent and Administrator), exchange listing fees, tax reporting fees, SEC registration fees, printing and mailing costs, audit fees and up to $500,000 per annum in ordinary legal fees and expenses. The Sponsor may determine in its sole discretion to assume legal fees and expenses of the Trust in excess of $500,000 per annum. The Sponsor will also pay the costs of the Trust’s organization.

The Trust may incur certain extraordinary, non-recurring expenses that are not assumed by the Sponsor, including, but not limited to, taxes and governmental charges, any applicable brokerage commissions, financing fees, expenses and costs of any extraordinary services performed by the Sponsor (or any other service provider) on behalf of the Trust to protect the Trust or the Shareholders (including, for example, in connection with any fork of the Hyperliquid Network, any Incidental Rights (as defined below) and any IR Asset (as defined below)), any indemnification of the Cash Custodian, Hyperliquid Custodian, Prime Execution Agent, Transfer Agent, Administrator or other agents, service providers or counterparties of the Trust, and extraordinary legal fees and expenses, including any legal fees and expenses incurred in connection with litigation, regulatory enforcement or investigation matters.

The Trust does not hold a cash balance except in connection with the creation and redemption of Baskets (blocks of 10,000 Shares) or to pay expenses not assumed by the Sponsor. To pay for expenses not assumed by the Sponsor that are denominated in U.S. dollars, the Sponsor, on behalf of the Trust, may sell the Trust’s Hyperliquid as necessary to pay such expenses. The cash proceeds of the sale will be sent to the Sponsor, which will use such proceeds to pay the expenses. Any remaining cash will be distributed back to the Cash Custodian. The Sponsor expects that the Trust will have an immaterial amount of cash flow from its operations and that its cash balance will be insignificant at the end of each reporting period. The Trust’s only sources of cash are proceeds from the sale of Baskets and Hyperliquid. The Trust will not borrow to meet liquidity needs.

On May 14, 2026 (commencement of operations), the Trust began staking its Hyperliquid pursuant to staking arrangements with the Staking Agent and earns Staking Rewards in the form of additional Hyperliquid. The amount of Staking Rewards received by the Trust is influenced by factors including Hyperliquid Network conditions, protocol-level reward rates, the amount of Hyperliquid held by the Trust and the portion of the Trust’s Hyperliquid that is staked, and the Trust does not expect Staking Rewards to be earned at a consistent rate. Staking also introduces operational and liquidity considerations, including that staked Hyperliquid may be inaccessible for a period of time required to un-stake and withdraw Hyperliquid under Hyperliquid Network protocols and the Trust’s dependence on its Staking Agent for the execution of staking activities.

Pursuant to the Trust’s staking arrangements and the Trust Agreement, a portion of gross Staking Rewards is allocated among the Staking Agent and the Sponsor (the Sponsor’s “Staking Fee”), with the remainder retained by the Trust. Staking Rewards retained by the Trust increases the Trust’s Hyperliquid holdings, while distributions or sales of Hyperliquid reduce the Trust’s Hyperliquid holdings. The Trust may distribute Staking Rewards (in Hyperliquid or cash from the sale of Hyperliquid) to shareholders at the Sponsor’s discretion and subject to the Trust Agreement.

Under normal circumstances, the Sponsor anticipates that it will engage in staking with respect to a portion of the Trust’s Hyperliquid, except for Hyperliquid held in the Liquidity Reserve and pursuant to other short-term and temporary exigencies. Under current Hyperliquid Network protocols, Hyperliquid staked on the Hyperliquid Network is subject to a one-day lockup during which it cannot be unstaked. Additionally, after the one-day lockup period, any unstaked Hyperliquid enters a seven-day unstaking queue before it becomes freely transferable.

Accordingly, the Trust intends to maintain a Liquidity Reserve composed of an amount of unstaked Hyperliquid that is freely transferable that will be used to satisfy Redemption Orders. However, there may be circumstances pursuant to which an insufficient amount of Hyperliquid comprising the Liquidity Reserve, impairing the Trust’s ability to satisfy Redemption Order(s) that it receives on a given day. This means that the Trust will not be able to make redemption distributions on the business day following a properly submitted and accepted Redemption Order, without taking additional action. This risk is especially heightened during periods of heightened market volatility. A circumstance where the Trust was unable to satisfy Redemption Orders could have significant negative consequences for the Trust. Disruptions to the Trust’s creation and redemption mechanism could widen the bid-ask spreads for the Shares or cause Shares to trade at an increased premium or discount to NAV.

Although the Sponsor monitors and manages liquidity risk pursuant to the Liquidity Policies, there remains a possibility that Redemption Orders could exceed the unstaked Hyperliquid available for immediate withdrawal. In such cases, the Sponsor may delay settlement of a Redemption Order (i.e., long settle the Redemption Order) or temporarily suspend the right of redemption entirely. Monitoring and risk management procedures, while designed to mitigate such risks, cannot eliminate them entirely, particularly in the event of extreme or unforeseen market conditions, sudden spikes in Redemption Orders, or operational disruptions. There is no assurance that the Sponsor’s Liquidity Policies will prove successful and that there may be times when the Trust may delay settlement of a Redemption Order or temporarily suspend the right of redemption entirely. While pursuant to the terms of the Authorized Participant Agreements the Trust may have the ability to defer settlement for a certain time if there are insufficient unstaked assets to meet Redemption Orders (long settlement), there can be no assurance that this will be sufficient to meet all Redemption Orders or that the Trust’s contractual long settlement right will be adequate to meet the Trust’s settlement obligation to Authorized Participants. If not, the Trust could be in default to such Authorized Participants. As a result, investors may still face delays or restrictions on redemptions if the volume of requests surpasses the Trust’s available unstaked Hyperliquid, or the Trust could face penalties, costs, damages, or other losses in connection with its settlement obligations to Authorized Participants, which could adversely affect the value or liquidity of, or cause losses in connection with an investment in the Shares. If Authorized Participants are unable to reliably redeem Baskets within the expected timeframe, they may decline to provide such services to the Trust, which would cause additional increases in bid-ask spreads and larger premiums and discounts. Furthermore, the Sponsor and the Trust’s service providers could face reputational and regulatory scrutiny which could ultimately have a negative impact on the Trust. Investors seeking an investment that is not subject to heightened liquidity risk should not purchase Shares.

In the event that on a given day the amount of Hyperliquid comprising the Liquidity Reserve is insufficient to meet Redemption Orders received by the Trust, pursuant to the Liquidity Policies, the Trust may utilize a Contingent Liquidity Arrangement. Under such an arrangement, the Trust may enter into a credit facility that allows the Trust to borrow cash or Hyperliquid to meet its current obligations. If the Trust draws cash or Hyperliquid under any such credit facility, the Trust may incur additional expenses in the form of interest on its indebtedness or other costs of borrowing. In addition, the Sponsor, on behalf of the Trust, may seek to engage in a transaction with a third-party pursuant to which the Trust will exchange staked Hyperliquid (that will be freely transferable upon completion of the unstake period) (“Moderately Liquid Hyperliquid”) for Hyperliquid that is unstaked and freely transferable (“Highly Liquid Hyperliquid”). The Highly Liquid Hyperliquid that the Trust receives in this transaction will be used to satisfy the applicable Redemption Orders. The amount of Hyperliquid sold by the Trust under such circumstances will be the minimum necessary to satisfy the applicable Redemption Orders. Such trades are expected to occur at a spread, requiring the Trust to deliver a greater quantity of Moderately Liquid Hyperliquid in order to receive an equivalent amount of Highly Liquid Hyperliquid.

The Trust is not aware of any trends, demands, conditions or events that are reasonably likely to result in material changes to its liquidity needs.

Off-Balance Sheet Arrangements and Contractual Obligations

As of June 30, 2026, the Trust has not used, nor does it expect to use in the future, special purpose entities to facilitate off-balance sheet financing arrangements and has no loan guarantee arrangements or off-balance sheet arrangements of any kind other than agreements entered into in the normal course of business, which may include indemnification provisions related to certain risks service providers undertake in performing services which are in the best interests of the Trust. While the Trust’s exposure under such indemnification provisions cannot be estimated, these general business indemnifications are not expected to have a material impact on the Trust’s financial position.

Sponsor Fee payments made to the Sponsor are calculated at an annual rate of 0.34% of the Trust's Hyperliquid holdings. As such, the Sponsor cannot anticipate the payment amounts that will be required under these arrangements for future periods since the Trust's holdings of Hyperliquid will vary in the normal course of business operations.

No material changes have occurred during the period from May 14, 2026 (commencement of operations) through June 30, 2026.

Critical Accounting Policies

The financial statements and accompanying notes are prepared in accordance with U.S. GAAP. The preparation of these financial statements relies on estimates and assumptions that impact the Trust’s financial position and results of operations. These estimates and assumptions affect the Trust’s application of accounting policies. Below is a summary of accounting policies on cash, investment valuation and investment company considerations. There were no material estimates involving a significant level of estimation uncertainty that had or are reasonably likely to have had a material impact on the Trust’s financial condition used in the preparation of the financial statements. In addition, please refer to Note 2 to the Financial Statements included in this report for further discussion of the Trust’s accounting policies.

Cash

Cash represents cash deposits held at financial institutions and Digital Asset exchanges. Cash in a bank deposit account, at times, may exceed U.S. federally insured limits. The Trust has not experienced any losses in such accounts and does not believe it is exposed to any significant credit risk on such bank deposits.

Staked Hyperliquid and Staking Rewards

Hyperliquid held by the Trust will be bonded through Attestant, Ltd., an affiliate of the Sponsor (the "Staking Agent"), to the Hyperliquid Network ("staked") for purposes of validating a node or multiple nodes on the network. Hyperliquid staked to the Hyperliquid Network receives rewards in the form of Hyperliquid ("Staking Rewards"). Staking Rewards are variable and will accrue to the benefit of the Trust, net of delegator fees. Hyperliquid Staking Rewards are measured at fair value on the date they are accrued. Under current Hyperliquid Network protocols, Hyperliquid staked on the Hyperliquid Network is subject to a one-day lockup during which it cannot be unstaked. Additionally, after the one-day lockup period, any unstaked Hyperliquid enters a seven-day unstaking queue before it becomes freely transferable.

Under normal circumstances, the Sponsor anticipates that it will engage in staking with respect to a portion of the Trust’s Hyperliquid, except for Hyperliquid held in the “Liquidity Reserve,” which is the portion of the Trust’s Hyperliquid holdings that are unstaked and are freely transferable and available to meet redemptions. Because the Trust anticipates staking a substantial portion of its Hyperliquid holdings, the Trust has adopted liquidity risk policies and procedures to monitor and manage the Liquidity Reserve. These policies and procedures are reasonably designed to ensure that the Trust is able to satisfy redemptions without incurring the risk of significant dilution of the remaining Shareholders’ interest in the Trust.

Staking Rewards are earned by the Trust in Hyperliquid, which is a non-cash consideration, as the validator with whom the Trust has staked its Hyperliquid validates transactions on the Hyperliquid Network. The Trust has concluded that the validator is the principal to the validation activities giving rise to the Staking Rewards and, therefore, the Trust recognizes only the net amount (i.e., net of the Staking Rewards retained by the validator) of Hyperliquid to which it is entitled for staking its Hyperliquid with the validator.

Investment Valuation - Principal Market Net Asset Value ("NAV")

To determine which market is the Trust's principal market (or in the absence of a principal market, the most advantageous market) for purposes of calculating the Trust's net asset value in accordance with U.S. GAAP ("Principal Market NAV" and "Principal Market NAV per Share"), the Trust follows ASC Topic 820-10, Fair Value Measurement, which outlines the application of fair value accounting. ASC 820-10 determines fair value to be the price that would be received for Hyperliquid in a current sale, which assumes an orderly transaction between market participants on the measurement date. ASC 820-10 requires the Trust to assume that Hyperliquid is sold in its principal market to market participants or, in the absence of a principal market, the most advantageous market. Market participants are defined as buyers and sellers in the principal or most advantageous market that are independent, knowledgeable, and willing and able to transact.

The Trust only receives Hyperliquid in connection with a creation order from the Authorized Participant (or a Liquidity Provider) and does not itself transact on any Digital Asset Markets. Therefore, the Trust looks to market-based volume and level of activity for Digital Asset Markets. The Authorized Participant(s), or a Liquidity Provider, may transact in a Brokered Market, a Dealer Market, Principal-to-Principal Markets and Exchange Markets (“Trading Platform Markets”), each as defined in the FASB ASC Master Glossary (collectively, “Digital Asset Markets”).

In determining which of the eligible Digital Asset Markets is the Trust's principal market, the Trust reviews these criteria in the following order:

First, the Trust reviews a list of Digital Asset Markets that are U.S. accessible, have historically provided publicly available data, and are exchanges that Bitwise normally transacts on. Specifically, the Trust utilizes a third-party valuation vendor, Lukka, Inc., to identify publicly available, well established and reputable crypto asset exchanges selected in their sole discretion.

Second, Lukka, Inc. sorts these Digital Asset Markets from high to low by market-based volume and level of activity of Hyperliquid traded on each Digital Asset Market. For the period from May 14, 2026 (commencement of operations) through June 30, 2026, this sort was performed for Digital Asset Markets for the period mid-May through mid-June 2026.

Third, Lukka, Inc. then reviews pricing fluctuations and the degree of variances in price on each Digital Asset Market during the 60 minutes prior to 4:00 pm. EST for Hyperliquid to identify any material notable variances that may impact the volume or price information of a particular Digital Asset Market.

Fourth, Lukka, Inc. then selects a Digital Asset Market as its principal market based on the highest market-based volume level of activity and price stability in comparison to the other Digital Asset Markets on the list.

As of June 30, 2026, Lukka, Inc. included Binance, Bitfinex, Bitflyer, Bitstamp, Bullish, Bybit, Coinbase, Crypto.com, Gate.io, Gemini, HitBTC, Huobi, itBit, Kraken, KuCoin, LMAX, MEXC Global, OKX and Poloniex as its primary Exchange Markets in consideration.

At June 30, 2026, the principal market and the principal market price for Hyperliquid, which is composed of the majority of the Trust’s assets as of June 30, 2026, was Coinbase with a price of $65.47.

The Trust determines its principal market (or in the absence of a principal market the most advantageous market) annually and conducts a quarterly analysis to determine (i) if there have been recent changes to each Digital Asset Market’s trading volume and level of activity in the trailing twelve months, (ii) if any Digital Asset Markets have developed that the Trust has access to, or (iii) if recent changes to each Digital Asset Market's price stability have occurred that would materially impact the selection of the principal market and necessitate a change in the Trust's determination of its principal market.

The cost basis of the Hyperliquid received by the Trust in connection with a creation order is recorded by the Trust at the fair value of Hyperliquid at 4:00 p.m., New York time, on the creation date for financial reporting purposes. The cost basis recorded by the Trust may differ from proceeds collected by the Authorized Participant from the sale of the corresponding Shares to investors.

Investment Company Considerations

The Trust is an investment company for U.S. GAAP purposes and follows accounting and reporting guidance in accordance with the FASB ASC Topic 946, Financial Services - Investment Companies. The Trust uses fair value as its method of accounting for Hyperliquid in accordance with its classification as an investment company for accounting purposes. The Trust is not a registered investment company under the Investment Company Act of 1940. U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts in the financial statements and accompanying notes. Actual results could differ from those estimates and these differences could be material.

Please refer to Note 2 to the financial statements included in this Quarterly Report for further discussion of the Trust’s Significant Accounting Policies.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

As a smaller reporting company as defined by Rule 12b-2 of the Securities Exchange Act of 1934, as amended, the Trust is not required to provide the information required by this item.

Item 4. Controls and Procedures.

Conclusion Regarding the Effectiveness of Disclosure Controls and Procedures

The Trust maintains disclosure controls and procedures that are designed to ensure that information required to be disclosed in its Exchange Act reports is recorded, processed, summarized and reported within the time periods specified in the SEC rules and forms, and that such information is accumulated and communicated to the Principal Executive Officer and Principal Financial and Accounting Officer of the Sponsor performing functions equivalent to those a principal executive officer and principal financial and accounting officer of the Trust would perform if the Trust had any officers, as appropriate to allow timely decisions regarding required disclosure.

Under the supervision and with the participation of the Principal Executive Officer and the Principal Financial and Accounting Officer of the Sponsor, the Sponsor evaluated the effectiveness of the design and operation of the Trust’s disclosure controls and procedures, as defined under Exchange Act Rule 13a-15(e). Based on this evaluation, the Principal Executive Officer and the Principal Financial and Accounting Officer of the Sponsor concluded that, as of June 30, 2026, the Trust’s disclosure controls and procedures were effective in ensuring material information relating to the Trust is recorded, processed, summarized and reported by management of the Sponsor on a timely basis and ensuring the quality and timeliness of the Trust’s public disclosures with the SEC.

There are inherent limitations to the effectiveness of any system of disclosure controls and procedures, including the possibility of human error and the circumvention or overriding of the controls and procedures.

Changes in Internal Control over Financial Reporting

There were no changes in the Trust’s internal controls over financial reporting that occurred during the Trust’s most recently completed fiscal quarter that have materially affected, or are reasonably likely to materially affect, these internal controls.

PART II-OTHER INFORMATION

Item 1. Legal Proceedings.

None.

Item 1A. Risk Factors.

As a smaller reporting company, the Trust is not required to provide the information required by this item.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

a)
On November 24, 2025, the Trust sold eight (8) Shares at a per-Share price of $25 to Bitwise Asset Management, Inc., an affiliate of the Sponsor, in a transaction exempt from registration under Section 4(a)(2) of the Securities Act of 1933, as amended.
b)
Not applicable.
c)
The Trust does not purchase Shares directly from its Shareholders. In connection with its redemption of Baskets held by Authorized Participants, the Trust redeemed 17 Baskets (comprising 170,000 Shares) during the three-month period ended June 30, 2026. The following table summarizes the redemptions by Authorized Participants during the period.

Period	Total Shares Redeemed	Average Price Per Share
April 1, 2026 – April 30, 2026	8	$25
May 1, 2026 – May 31, 2026	—	$—
June 1, 2026 – June 30, 2026	170,000	$33.75

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

No executive officers or directors of the Sponsor have adopted, modified, or terminated trading plans under either a “Rule 10b5-1 trading arrangement” or a “non-Rule 10b5-1 trading arrangement” (as such terms are defined in Item 408 of Regulation S-K of the 1933 Act) for the three-month period ended June 30, 2026.

Item 6. Exhibits.

Listed below are the exhibits, which are filed as part of this quarterly report on Form 10‑Q (according to the number assigned to them in Item 601 of Regulation S-K of the 1933 Act):

Exhibit Number	Description
3.1	Trust Agreement incorporated by reference to Exhibit 3.1 of the Registration Statement on Form S-1 (File No. 333-290519) filed by the Registrant on September 25, 2025.
3.2

First Amended and Restated Declaration of Trust and Trust Agreement incorporated by reference to Exhibit 3.3 of the Registration Statement on Form S-1/A (File No. 333-290519) filed by the Registrant on December 15, 2025.

3.3	Certificate of Trust incorporated by reference to Exhibit 3.2 of the Registration Statement on Form S-1 (File No. 333-290519) filed by the Registrant on December 15, 2025.
10.1	Sponsor Agreement incorporated by reference to Exhibit 10.1 of the Registration Statement on Form S-1/A (File No. 333-290519) filed by the Registrant on December 15, 2025.
10.2	Form of Authorized Participant Agreement incorporated by reference to Exhibit 10.2 of the Registration Statement on Form S-1/A (File No. 333-290519) filed by the Registrant on December 15, 2025.
10.3	Marketing Agent Agreement incorporated by reference to Exhibit 10.3 of the Registration Statement on Form S-1/A (File No. 333-290519) filed by the Registrant on May 5, 2026.
10.4	First Amendment to Marketing Agent Agreement incorporated by reference to Exhibit 10.4 of the Registration Statement on Form S-1/A (File No. 333-290519) filed by the Registrant on May 5, 2026.
10.5	Hyperliquid Custody Agreement incorporated by reference to Exhibit 10.5 of the Registration Statement on Form S-1/A (File No. 333-290519) filed by the Registrant on December 15, 2025.
10.6	Cash Custody Agreement incorporated by reference to Exhibit 10.8 of the Registration Statement on Form S-1/A (File No. 333-290519) filed by the Registrant on December 15, 2025.
10.7	Fund Administration and Accounting Agreement incorporated by reference to Exhibit 10.9 of the Registration Statement on Form S-1/A (File No. 333-290519) filed by the Registrant on December 15, 2025.
10.8	Transfer Agency and Service Agreement incorporated by reference to Exhibit 10.10 of the Registration Statement on Form S-1/A (File No. 333-290519) filed by the Registrant on December 15, 2025.
10.9

Form of Master Purchase and Sale Agreement for Digital Assets incorporated by reference to Exhibit 10.11 of the Registration Statement on Form S-1/A (File No. 333-290519) filed by the Registrant on December 15, 2025.

10.10	Staking Services Agreement incorporated by reference to Exhibit 10.12 of the Registration Statement on Form S-1/A (File No. 333-290519) filed by the Registrant on December 15, 2025.
10.11	Pricing Benchmark License Agreement incorporated by reference to Exhibit 10.13 of the Registration Statement on Form S-1/A (File No. 333-290519) filed by the Registrant on December 15, 2025.
10.12

Amendment to Pricing Benchmark License Agreement incorporated by reference to Exhibit 10.14 of the Registration Statement on Form S-1/A (File No. 333-290519) filed by the Registrant on December 15, 2025.

31.1*	Certification of Principal Executive Officer pursuant to Rule 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as amended.
31.2*	Certification of Principal Financial and Accounting Officer pursuant to Rule 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as amended.
32.1*	Certification by Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2*	Certification by Principal Financial and Accounting Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.
101.SCH	Inline XBRL Taxonomy Extension Schema Document
104	Cover Page Interactive Data File (Formatted as Inline XBRL and contained in exhibit 101)

* These exhibits are furnished with this Quarterly Report on Form 10-Q and are not deemed filed with the SEC and are not incorporated by reference in any filing of Bitwise Hyperliquid ETF under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended, made before or after the date hereof and irrespective of any general incorporation language contained in such filings.

GLOSSARY OF DEFINED TERMS

The following terms may be used throughout this Quarterly Report, including the financial statements and related notes.

1933 Act: The Securities Act of 1933, as amended.

Administrator: BNY Mellon.

Advisers Act: The Investment Advisers Act of 1940.

Authorized Participant: One that purchases or redeems Baskets from or to the Trust.

BAM: Bitwise Asset Management, Inc., the parent company of the Sponsor.

Basket: A block of 10,000 Shares used by the Trust to issue or redeem Shares.

Benchmark Provider: CF Benchmarks Ltd.

BNY Mellon: The Bank of New York Mellon, a national association bank in New York.

Business Day: Any day other than a day when the Exchange or the New York Stock Exchange is closed for regular trading.

Cash Custodian: BNY Mellon, as custodian of the Trust’s cash and cash equivalents pursuant to the Cash Custody Agreement.

Cash Custody Agreement: The agreement between BNY Mellon and the Trust under which BNY Mellon acts as custodian of the Trust’s cash and cash equivalents.

CME: The Chicago Mercantile Exchange.

Constituent Platform: The major Hyperliquid trading platforms that serve as the pricing sources for the calculation of the CME CF Hyperliquid–Dollar Reference Rate - New York Variant and CME CF Hyperliquid Real Time Index.

Cryptocurrency: A token such as Hyperliquid that is the native asset of a crypto asset network.

Digital Asset: A token, such as a cryptocurrency, that is the native asset of or issued on a digital asset network and secured using public and private key cryptography or similar cryptographic credentials.

ET: Eastern Time.

Exchange: NYSE Arca, Inc.

Exchange Act: The Securities Exchange Act of 1934, as amended.

FDIC: Federal Deposit Insurance Corporation.

FinCEN: The Financial Crimes Enforcement Network, a bureau of the U.S. Department of the Treasury with the mandate to regulate financial institutions such as money services businesses in the U.S.

Forked Asset: The crypto asset resulting from a “hard fork” that is not Hyperliquid, as determined by the Sponsor in its discretion as set forth in the Trust Agreement. The holder of Hyperliquid at the time of a Network Fork may use its Hyperliquid network private key to access the Forked Asset on the new network, typically through the use of the modified version of the Hyperliquid network software that created the Network Fork (or the legacy version of the Hyperliquid network software if the new version is determined to be Hyperliquid).

GAAP: The generally accepted accounting principles of the United States.

Hyperliquid: The native digital asset of the Hyperliquid network, also referred to as HYPE.

Hyperliquid Network: The software protocol and peer-to-peer network used for the creation, transfer and possession of Hyperliquid, as recorded on the Hyperliquid blockchain.

Hyperliquid Custodian: Anchorage Digital Bank N.A.

Hyperliquid Custody Agreement: The custody agreement between the Hyperliquid Custodian and the Trust pursuant to which the Trust Hyperliquid Account is established.

Hyperliquid Staking Custody Agreement: The Exchange-Traded Product Staking Addendum to the Hyperliquid Custody Agreement, pursuant to which the Trust stakes Hyperliquid held in the Trust Hyperliquid Accounts.

Hyperliquid Trading Counterparties: Cumberland DRW LLC, FalconX (d/b/a Solios, Inc.), Nonco LLC, Virtu Financial Singapore Pte. Ltd., Flowdesk and Wintermute Trading Ltd.

Incidental Right: A right to receive a benefit of a fork or airdrop.

Investment Company Act: Investment Company Act of 1940.

IR Asset: Any crypto asset acquired through an Incidental Right.

IRS: U.S. Internal Revenue Service.

ITV: Indicative Trust Value.

JOBS Act: The Jumpstart Our Business Startups Act.

Marketing Agent: Foreside Fund Services, LLC.

NAV: Net asset value of the Trust, which is a Non-GAAP metric and is determined each business day by valuing the Trust’s Hyperliquid using the Pricing Benchmark, less the Trust’s accrued but unpaid expenses.

Pricing Benchmark: CME CF Hyperliquid–Dollar Reference Rate - New York Variant, a standardized reference rate published by the CME Group that calculates the U.S. dollar price of Hyperliquid as of 4:00 p.m. New York time on each calendar day on constituent crypto asset trading platforms to reflect the performance of Hyperliquid in U.S. dollars.

Redemption Order: An order to redeem one or more Baskets.

SEC: The U.S. Securities and Exchange Commission, an independent agency with the mandate to regulate securities offerings and markets in the U.S.

Seed Shares: The eight (8) Shares used to seed the Trust.

Seed Capital Investor: Bitwise Asset Management, Inc.

Shares: Common shares representing units of undivided beneficial ownership of the Trust.

Shareholders: Holders of Shares.

Sponsor: Bitwise Investment Advisers, LLC, a Delaware limited liability company, which controls the investments and other decisions of the Trust.

Sponsor Agreement: The agreement between the Sponsor and the Trust.

Sponsor Fee: The unitary management fee of 0.34% per annum of the Trust’s Hyperliquid holdings that the Trust agreed to pay to the Sponsor.

Sponsor Hyperliquid Account: The custody account in the name of the Sponsor held with the Hyperliquid Custodian, in which the Sponsor receives payment in Hyperliquid of its management fee from the Trust Hyperliquid Account.

Staking Agent: The entity operating validators for the Trust’s staking activities.

Staking Expenses: Fees shared among the Staking Agent(s) and the Sponsor, collectively equal to 12% of the additional Hyperliquid generated by the staking of the Trust’s Hyperliquid.

Transfer Agent: The Bank of New York Mellon.

Trust: The Bitwise Hyperliquid ETF.

Trust Agreement: The First Amended and Restated Declaration of Trust and Trust Agreement of Bitwise Hyperliquid ETF, dated as of November 25, 2025, entered into by the Sponsor and the Trustee.

Trust Hyperliquid Account: The custody account in the name of the Trust held with the Hyperliquid Custodian, in which Trust Hyperliquid Account the Trust’s Hyperliquid assets are held.

Trustee: Delaware Trust Company, a Delaware trust company.

U.S.: The United States of America.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Bitwise Investment Advisers, LLC as Sponsor of Bitwise Hyperliquid ETF

By:	/s/ Paul Fusaro
	Name:	Paul Fusaro
	Title:	Chief Operating Officer (Principal Executive Officer)*

By:	/s/ James Bebrin III
	Name:	James Bebrin III
	Title:	Vice President (Principal Financial Officer and Principal Accounting Officer)*

Date: August 12, 2026

* The registrant is a trust and the persons are signing in their capacities as officers of Bitwise Investment Advisers, LLC, the Sponsor of the registrant.