Form 10-Q
period 2026-09-30
Bitwise Hyperliquid ETF
filed 2026-11-13
CIK 2088139

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended September 30, 2026.

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

The registrant had 3,360,000 outstanding shares as of November 8, 2026.

STATEMENT REGARDING FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q (the “Quarterly Report”) includes “forward-looking statements” with respect to the financial condition, results of operations, plans, objectives, future performance and business of Bitwise Hyperliquid ETF (the “Trust”). In some cases, you can identify forward-looking statements by terminology such as “may,” “will,” “should,” “expect,” “plan,” “anticipate,” “believe,” “estimate,” “predict,” “potential,” or the negative of these terms or other comparable terminology. All statements (other than statements of historical fact) included in this Quarterly Report that address activities, events, or developments that will or may occur in the future, including such matters as movements in the digital asset markets, the Trust’s operations, the plans of Bitwise Investment Advisers, LLC (the “Sponsor”), and references to the Trust’s future success and other similar matters, are forward-looking statements. These statements are only predictions. Actual events or results may differ materially. These statements are based upon certain assumptions and analyses the Sponsor has made based on its perception of historical trends, current conditions, and expected future developments, as well as other factors appropriate in the circumstances.

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

Bitwise Hyperliquid ETF

Table of Contents

Page

PART I-FINANCIAL INFORMATION	1

Item 1. Financial Statements (Unaudited).	1
Statements of Assets and Liabilities on September 30, 2026 (unaudited) and December 31, 2025	1
Schedule of Investment on September 30, 2026 (unaudited)	2
Statement of Operations (unaudited) for the three months ended September 30, 2026 and for the period from May 14, 2026 (commencement of operations) through September 30, 2026	3
Statement of Changes in Net Assets (unaudited) for the three months ended September 30, 2026 and for the period from May 14, 2026 (commencement of operations) through September 30, 2026	4
Statement of Cash Flows (unaudited) for the period from May 14, 2026 (commencement of operations) through September 30, 2026	5
Notes to Financial Statements (Unaudited)	6
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.	14
Item 3. Quantitative and Qualitative Disclosures About Market Risk.	20
Item 4. Controls and Procedures.	20
PART II-OTHER INFORMATION	21
Item 1. Legal Proceedings.	21
Item 1A. Risk Factors.	21
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.	21
Item 3. Defaults Upon Senior Securities.	21
Item 4. Mine Safety Disclosures.	21
Item 5. Other Information.	21
Item 6. Exhibits.	22

GLOSSARY OF DEFINED TERMS	23
SIGNATURES	25

PART I-FINANCIAL INFORMATION

Item 1. Financial Statements (Unaudited).

Bitwise Hyperliquid ETF

Statements of Assets and Liabilities

(Amounts in thousands, except Share and per-share amounts)

	September 30, 2026		December 31, 2025*
	(unaudited)
Assets
Investment in Hyperliquid, at fair value (cost $138,852 as of September 30, 2026)	$193,149	[2]	$—
Cash	—		200
Receivable for Hyperliquid sold	5,032		—
Receivable for Staking Rewards	8		—
Total assets	198,189		200

Liabilities
Payable for redemptions	5,030		—
Sponsor Fee payable	55		—
Payable for Hyperliquid purchased	8		—
Staking Fee payable	2		—
Total liabilities	5,095		—

Net Assets	$193,094		$200

Shares issued and outstanding, no par value (unlimited shares authorized)	3,870,000		8	[1]
Principal Market NAV per Share	$49.90		$25.00	[1]

* As of December 31, 2025, the Trust held initial seed capital amounting to $200 in cash.

1 Prior to commencement of operations on May 14, 2026, Bitwise Asset Management, Inc. ("BAM"), the parent company of the Sponsor, redeemed the initial seed capital of 8 shares for $200.

2 Amount includes $135,356 staked Hyperliquid as of September 30, 2026.

The accompanying notes are an integral part of the Financial Statements.

Bitwise Hyperliquid ETF

Schedule of Investment

(Amounts in thousands, except quantity of Hyperliquid and percentages)

September 30, 2026* (unaudited)

	Quantity				Percentage of
	of Hyperliquid	Cost	Fair Value		Net Assets
Investment in Hyperliquid^	2,177,060.1790	$138,852	$193,149	[1]	100.03%
Total investment		$138,852	193,149		100.03
Liabilities in excess of other assets			(55)		(0.03)
Net Assets			$193,094		100.00%

* No comparative period information yet available as the Trust commenced operations on May 14, 2026.

^ Crypto assets do not have a singular country or geographic region; therefore country information is omitted.

1 Amount includes $135,356 staked Hyperliquid as of September 30, 2026.

The accompanying notes are an integral part of the Financial Statements.

Bitwise Hyperliquid ETF

Statement of Operations

(Amounts in thousands)

	For the three months ended September 30, 2026*	For the period May 14, 2026 (commencement of operations) through September 30, 2026*
	(unaudited)	(unaudited)
Investment income
Staking Rewards	$564	$720
Expenses
Sponsor Fee	126	163
Staking Fee	141	180
Total expenses	267	343
Less: waivers and reimbursements	—	(18)
Net expenses	267	325
Net investment income	297	395

Net realized and change in unrealized gain (loss) on investments
Net realized gain (loss) from investment in Hyperliquid sold to pay Sponsor Fee	28	28
Net realized gain (loss) on In-Kind Redemptions of Hyperliquid	2,516	2,516
Net realized gain (loss) from Hyperliquid transferred for staking activities	53	65
Net realized gain (loss) from investment in Hyperliquid sold for redemptions	(6,951)	(8,006)
Net change in unrealized appreciation (depreciation) from investment in Hyperliquid	44,246	54,297
Net realized and unrealized gain (loss)	39,892	48,900
Net increase (decrease) in net assets resulting from operations	$40,189	$49,295

* No comparative period information yet available as the Trust commenced operations on May 14, 2026.

The accompanying notes are an integral part of the Financial Statements.

Bitwise Hyperliquid ETF

Statement of Changes in Net Assets

(Amounts in thousands, except Shares issued and redeemed)

	For the three months ended September 30, 2026*	For the period May 14, 2026 (commencement of operations) through September 30, 2026*
	(unaudited)	(unaudited)
Increase (decrease) in net assets resulting from operations
Net investment income	$297	$395
Net realized gain (loss)	(4,354)	(5,397)
Net change in unrealized appreciation (depreciation)	44,246	54,297
Net increase (decrease) in net assets resulting from operations	40,189	49,295

Increase (decrease) in net assets from capital share transactions
Shares created	85,518	210,391
Shares redeemed	(60,854)	(66,592)
Net increase (decrease) in net assets resulting from capital share transactions	24,664	143,799
Total increase (decrease) in net assets from operations and capital share transactions	64,853	193,094
Net assets
Beginning of period	128,241	—	[1]
End of period	$193,094	$193,094

Shares issued and redeemed
Shares created	1,950,000	5,610,000
Shares redeemed	(1,570,000)	(1,740,008)
Net increase (decrease) in Shares issued and outstanding	380,000	3,869,992

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

Bitwise Hyperliquid ETF

Statement of Cash Flows

(Amounts in thousands)

For the period May 14, 2026 (commencement of operations) through September 30, 2026*
(unaudited)
Cash flows from operating activities
Net increase (decrease) in net assets resulting from operations	$49,295
Adjustments to reconcile net increase (decrease) in net assets resulting from operations to net cash provided by (used in) operating activities:
Purchases of Hyperliquid	(175,471)
Hyperliquid received for Staking Rewards, net	(540)
Proceeds from Hyperliquid sold	56,265
Transfer of Hyperliquid to pay for Sponsor Fee	91
Net realized (gain) loss from investment in Hyperliquid sold to pay Sponsor Fee	(28)
Net realized (gain) loss from Hyperliquid transferred for staking activities	(65)
Net realized (gain) loss on In-Kind Redemptions of Hyperliquid	(2,516)
Net realized (gain) loss from investment in Hyperliquid sold for redemptions	8,006
Net change in unrealized (appreciation) depreciation from investment in Hyperliquid	(54,297)
Changes in operating assets and liabilities:
(Increase) decrease in receivable for Staking Rewards	(8)
Increase (decrease) in Sponsor Fee payable	55
Increase (decrease) in Staking Fee payable	2
Net cash provided by (used in) operating activities	(119,211)

Cash flows from financing activities
Shares created	175,481
Shares redeemed	(56,270)
Net cash provided by (used in) financing activities	119,211

Net increase (decrease) in cash	—
Cash, beginning of period (1)	—
Cash, end of period	$—

Supplemental disclosure of noncash financing activities
In-Kind Creations of Hyperliquid	$34,910
In-Kind Redemptions of Hyperliquid	$(5,292)

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

September 30, 2026 (Unaudited)

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

Bitwise Investment Advisers, LLC (the "Sponsor"), a wholly-owned subsidiary of Bitwise Asset Management, Inc. ("BAM"), serves as the Sponsor for the Trust. The Sponsor arranged for the creation of the Trust and is responsible for the ongoing registration of the Shares for their public offering in the U.S. and the listing of Shares on the Exchange. The Sponsor will develop a marketing plan for the Trust, will prepare marketing materials regarding the Shares, and will operate the marketing plan of the Trust on an ongoing basis. The Sponsor also oversees the additional service providers of the Trust and exercises managerial control of the Trust as permitted under the Trust Agreement. The Sponsor has agreed to pay all operating expenses (except for litigation expenses and other extraordinary expenses) out of the Sponsor’s unitary management fee.

Delaware Trust Company (the "Trustee") acts as the trustee of the Trust for the purpose of creating a Delaware statutory trust in accordance with the Delaware Statutory Trust Act (“DSTA”). The Trustee is appointed to serve as the trustee of the Trust in the State of Delaware for the sole purpose of satisfying the requirement of Section 3807(a) of the DSTA that the Trust have at least one trustee with a principal place of business in the State of Delaware.

The statement of assets and liabilities and schedule of investment as of September 30, 2026, the statement of cash flows for the period from May 14, 2026 (commencement of operations) through September 30, 2026, and the statements of operations and changes in net assets for the three month period ended September 30, 2026 and for the period from May 14, 2026 (commencement of operations) through September 30, 2026, have been prepared on behalf of the Trust and are unaudited. In the opinion of management of the Sponsor of the Trust, all adjustments (which include normal recurring adjustments) necessary to present fairly the financial position and results of operations for the period from May 14, 2026 (commencement of operations) through September 30, 2026, and for all interim periods presented have been made. In addition, interim period results are not necessarily indicative of results for a full-year period.

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

Use of Estimates

The preparation of the financial statements in accordance with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of these financial statements, and the reported amounts of income and expense during the reporting period. Actual results could differ from those estimates.

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

Staking Rewards are earned by the Trust in Hyperliquid, which is a non-cash consideration, as the validator with whom the Trust has staked its Hyperliquid validates transactions on the Hyperliquid Network. The Trust has concluded that the Staking Agent as the validator is the principal to the validation activities giving rise to the Staking Rewards and, therefore, the Trust recognizes only the net amount (i.e., net of the Staking Rewards retained by the validator) of Hyperliquid to which it is entitled for staking its Hyperliquid with the validator.

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

Second, Lukka, Inc. sorts these Digital Asset Markets from high to low by market-based volume and level of activity of Hyperliquid traded on each Digital Asset Market. For the three months ended September 30, 2026, this sort was performed for Digital Asset Markets for the period mid-August through mid-September 2026.

Third, Lukka, Inc. then reviews pricing fluctuations and the degree of variances in price on each Digital Asset Market during the 60 minutes prior to 4:00 p.m. ET for Hyperliquid to identify any material variances that may impact the volume or price information of a particular Digital Asset Market.

Fourth, Lukka, Inc. then selects a Digital Asset Market as its principal market based on the highest market-based volume level of activity and price stability in comparison to the other Digital Asset Markets on the list.

As of September 30, 2026, Lukka, Inc. included Binance, Bitfinex, Bitflyer, Bitstamp, Bullish, Bybit, Coinbase, Crypto.com, Gate.io, Gemini, HitBTC, Huobi, Kraken, KuCoin, LMAX, MEXC Global, OKX and Poloniex as its primary Exchange Markets under consideration.

At September 30, 2026, the principal market and the principal market price for Hyperliquid, which is composed of the majority of the Trust’s assets as of September 30, 2026, was Coinbase with a price of $88.72. This quoted price is an unadjusted price in an active market for identical Hyperliquid.

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

The following summarizes the Trust’s assets accounted for at fair value at September 30, 2026 (amounts in thousands)*:

	Level 1	Level 2	Level 3	Total
Assets
Investments in Hyperliquid, at fair value	$193,149	$—	$—	$193,149

* No comparative period information yet available as the Trust commenced operations on May 14, 2026.

Calculation of Net Asset Value (NAV) and NAV Per-Share

On each business day, as soon as practicable after 4:00 p.m. ET, the NAV of the Trust is obtained by subtracting all accrued fees and other liabilities of the Trust from the fair value of the Hyperliquid and other assets held by the Trust. The Bank of New York Mellon (the “Administrator”) computes the NAV per Share by dividing the NAV of the Trust by the number of Shares outstanding on the date the computation is made.

Income Taxes

The Trust is classified as a “grantor trust” for U.S. federal income tax purposes. As a result, the Trust itself is not subject to U.S. federal income tax. Instead, the Trust’s income and expenses “flow through” to the shareholders, and the Administrator reports the Trust’s income, gains, losses, and deductions to the Internal Revenue Service on that basis. The Sponsor has analyzed applicable tax laws and regulations and their application to the Trust, and does not believe that there are any uncertain tax positions that require recognition of a tax liability as of September 30, 2026.

The Trust is required to determine whether its tax positions are more likely than not to be sustained on examination by the applicable taxing authority, based on the technical merits of the position. Tax positions not deemed to meet a more likely than not threshold would be recorded as a tax expense in the current year. As of September 30, 2026, the Trust has determined that no provision for income taxes is required and no liability for unrecognized tax benefits has been recorded. The Trust does not expect that its assessment related to unrecognized tax benefits will materially change over the next 12 months. However, the Trust’s conclusions may be subject to review and adjustment at a later date based on factors including, but not limited to, the nexus of income among various tax jurisdictions; compliance with U.S. federal, U.S. state, and tax laws of jurisdictions in which the Trust operates; and changes in the administrative practices and precedents of the relevant authorities. The Trust is required to analyze all open tax years. Open tax years are those years that are open for examination by the relevant income taxing authority. As of September 30, 2026, all tax years since inception remain open for examination. There were no examinations in progress at period end.

Organizational and offering costs

The costs of the Trust’s organization and the initial offering of the Shares will be borne directly by the Sponsor. The Trust will not be obligated to reimburse the Sponsor.

3. Fair Value of Hyperliquid

As of September 30, 2026*, the Trust held a net closing balance of 2,177,060.1790 Hyperliquid with a total market value of $194,703,635 based on the CF Hyperliquid - Dollar US Settlement Price - New York Variant ("HYPEUSD_NY") Price of $89.43 used to determine the Trust's NAV. The total market value of the Trust's Hyperliquid held was $193,148,779 based on the price of Hyperliquid (Lukka Prime Rate) in the principal market (Coinbase) of $88.72, used to determine the Trust's Principal Market NAV.

The following represents the changes in quantity of Hyperliquid and the respective fair value for the period from May 14, 2026 (commencement of operations) through September 30, 2026*:

	Quantity of Hyperliquid	Fair Value (amounts in thousands)
Beginning balance as of May 14, 2026 (commencement of operations)	0.0000	$0
Purchases	2,676,389.7422	175,479
In-Kind Creations	471,733.9169	34,910
Hyperliquid received from Staking Rewards[1]	7,707.2710	540
Transfer of Hyperliquid to pay for Sponsor Fee	(1,412.9229)	(91)
Sales for the redemption of Shares	(915,525.9586)	(61,297)
In-Kind Redemptions	(61,831.8696)	(5,292)
Net realized gain (loss) from investment in Hyperliquid transferred to pay Sponsor Fee	—	28
Net realized gain (loss) from In-Kind Redemptions of Hyperliquid	—	2,516
Net realized gain (loss) from Hyperliquid transferred for staking activities	—	65
Net realized gain (loss) from investment in Hyperliquid sold for redemptions	—	(8,006)
Net change in unrealized appreciation (depreciation) from investment in Hyperliquid	—	54,297
Ending balance as of September 30, 2026	2,177,060.1790	193,149

* No comparative period information yet available as the Trust commenced operations on May 14, 2026.

1 Fair value of Hyperliquid received from Staking Rewards is calculated using the 4:00 p.m. ET fair value of Hyperliquid on the day the Staking Rewards are initially accrued.

Additions during the period primarily represent Hyperliquid purchased due to creations into the Trust and In-Kind Creations. Additions also included Hyperliquid received as reward for staking activities. Dispositions during the period represent Hyperliquid sold as a result of shareholder redemptions from the Trust and In-Kind Redemptions. In addition, Hyperliquid were transferred to pay the Sponsor Fee of the Trust. For the period from May 14, 2026 (commencement of operations) through September 30, 2026, the Trust recognized net realized losses of $5,397, which represents the net of cumulative realized gains of $6,003 and cumulative realized losses of $11,400.

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

The additional Hyperliquid generated by the Trust’s staking program is subject to fees shared among the Staking Agents and the Sponsor. The amounts owed or paid to the Staking Agents and the Sponsor are collectively referred to as the “Staking Expenses”. The Staking Expenses are equal to 25% of the amount of the additional Hyperliquid generated by the staking of the Trust’s Hyperliquid. The Staking Expenses reduced the amount of Hyperliquid generated from the staking of the Trust’s Hyperliquid that has ultimately been retained by the Trust. The Trust’s NAV reflects the amount of Hyperliquid the Trust is entitled to under its staking program after deduction of all

Staking Expenses. For the period from May 15, 2026, the day the Trust began accruing expenses, through September 30, 2026, the Trust incurred Staking Expenses of $90,068 to Bitwise Onchain Solutions and $90,068 to the Sponsor. For the one-month period commencing on May 15, 2026, the Sponsor reimbursed the Trust for all Staking Expenses incurred on the first $500 million of Trust assets.

The Trust may incur certain extraordinary, non-recurring expenses that are not assumed by the Sponsor, including but not limited to, taxes and governmental charges, any applicable brokerage commissions, financing fees, Hyperliquid network fees and similar transaction fees, expenses and costs of any extraordinary services performed by the Sponsor (or any other service provider) on behalf of the Trust to protect the Trust or the Shareholders (including, for example, in connection with any fork of the Hyperliquid blockchain, any Incidental Rights and any IR Asset), any indemnification of the Cash Custodian, Hyperliquid Custodian, Prime Execution Agent, Transfer Agent, Administrator or other agents, service providers or counterparties of the Trust, and extraordinary legal fees and expenses, including any legal fees and expenses incurred in connection with litigation, regulatory enforcement or investigation matters.

See Note 1 for further discussion on related party capital transactions. As of September 30, 2026, the Sponsor owned no Shares of the Trust.

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

	September 30, 2026	December 31, 2025
(Amounts in thousands)	(unaudited)
Payable for Hyperliquid purchased	$8	$—

Receivable for Hyperliquid sold represents the quantity of Hyperliquid sold for the redemption of Shares where the Hyperliquid has not yet been settled.

	September 30, 2026	December 31, 2025
(Amounts in thousands)	(unaudited)
Receivable for Hyperliquid sold	$5,032	$—

7. Financial Highlights

Per-Share Performance (for a Share outstanding throughout the period presented)

	For the three months ended September 30, 2026*	For the period May 14, 2026 (commencement of operations) through September 30, 2026*
	(unaudited)
Principal Market NAV per-share, beginning of period	$36.75	$25.00
Net investment income (loss) [1]	0.08	0.12
Net realized and change in unrealized appreciation (depreciation) on investment in Hyperliquid	13.07 [2]	24.78 [2]
Net change in net assets from operations	13.15	24.90
Principal Market NAV per-share, end of period	$49.90	$49.90

Total return, at net asset value [3]	35.78%	99.60%

Ratios to average net assets
Gross expenses	0.72%[4,6]	0.72%[4,5,6]
Net expenses	0.72%[4,6]	0.68%[4,5,6]
Net investment income (loss)	0.79%[4]	0.82%[4,5]

* No comparative financial statements have been provided as the Trust commenced operations on May 14, 2026.

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

6.
Gross and net expenses ratios include staking fees of 0.38% for the periods ended September 30, 2026. Without the staking fees, the gross and net expense ratios would have been 0.34% and 0.30%, respectively. For the three-months ended
September 30, 2026, the gross and net expense ratios included staking fees of 0.38% for the period. The gross and net expense ratios would have been 0.34% without the staking fees.

8. Segment Reporting

An operating segment is defined in FASB Accounting Standards Update 2023-07, Segment Reporting (Topic 280) - Improvements to Reportable Segment Disclosures (“Topic 280”), as a component of a public entity that engages in business activities from which it may recognize revenues and incur expenses, has operating results that are regularly reviewed by the public entity’s Chief Operating Decision Maker (“CODM”) to make decisions about resources to be allocated to the segment and assess its performance, and has discrete financial information available. Select members of the Executive Management Committee and other senior personnel of the Sponsor act as the Trust’s CODM. The Trust represents a single operating segment, as the CODM monitors the operating results of the Trust as a whole and the Trust’s long-term strategic asset allocation is pre-determined in accordance with the terms of its Trust Agreement, based on a defined investment strategy which is executed by the Sponsor. The financial information in the form of the Trust’s assets, total returns, expense ratios and changes in net assets (i.e., changes in net assets resulting from operations, creations and redemptions), which are used by the CODM to assess the segment’s performance versus the Trust’s comparative benchmarks and to make resource allocation decisions for the Trust’s single segment, is consistent with that presented within the Trust’s financial statements. Segment assets are reflected on the accompanying statement of assets and liabilities as “total assets” and significant segment expenses are listed on the accompanying statement of operations.

9. Indemnifications

In the normal course of business, the Trust enters into contracts that contain a variety of representations which provide general indemnifications. The Trust’s maximum exposure under these arrangements cannot be known; however, the Trust expects any risk of loss to be remote.

10. Subsequent Events

The Trust has evaluated subsequent events through November 13, 2026, the date the financial statements were issued, and has determined that there are no subsequent events that require adjustments to or disclosure in the financial statements.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion and analysis of the Trust’s financial condition and results of operations should be read together with, and is qualified in its entirety by reference to, the Trust’s unaudited financial statements and related notes included elsewhere in this Quarterly Report, which have been prepared in accordance with generally accepted accounting principles in the United States (“U.S. GAAP”). The following discussion may contain forward-looking statements based on assumptions the Trust believes to be reasonable. The Trust’s actual results could differ materially from those discussed in these forward-looking statements. See “Statement Regarding Forward-Looking Statements” above.

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

Trust Overview

The Trust’s registration statement on Form S-1 relating to its continuous public offering of Shares was declared effective by the U.S. Securities and Exchange Commission on May 14, 2026 and the Shares of the Trust were listed on the Exchange on May 15, 2026.

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

Results of Operations^

For the three months ended September 30, 2026 and for the period from May 14, 2026 (commencement of operations) through September 30, 2026*

	For the three months ended September 30, 2026*	For the period May 14, 2026 (commencement of operations) through September 30, 2026*
	(unaudited)	(unaudited)
Net investment income	$297	$395
Net realized and unrealized gain (loss)	$39,892	$48,900
Net increase (decrease) in net assets resulting from operations	$40,189	$49,295
Net Assets[1]	$193,094	$193,094

1. Net assets in the above table are calculated in accordance with U.S. GAAP based on the principal market price for Hyperliquid that the Trust considered its principal market, as of 4:00 p.m., New York time, on the valuation date.

Three months ended September 30, 2026*

During the three months ended September 30, 2026, the Trust's net assets increased from $128,241 on June 30, 2026 to $193,094 on September 30, 2026. The increase in the Trust's net assets resulted primarily from additions of 1,095,514.0532 Hyperliquid with a value of $85,517 in connection with Share creations, and 5,877.4798 Hyperliquid received from Staking Rewards, with a value of $422 during the period. Additions were partially offset by dispositions from the Trust of (881,983.7114) Hyperliquid with a value of $(60,851) in connection with Share redemptions and (1,412.9229) Hyperliquid with a value of $(91) to pay the Sponsor Fee during the period.

Net investment income for the three months ended September 30, 2026 was $297, which included income from Staking Rewards of $564 and net expenses of $267. Total expenses for the three months ended September 30, 2026 were $267, which included $126 in Sponsor Fee and $141 in Staking Fees.

Net realized and change in unrealized gain on investment in Hyperliquid for the three months ended September 30, 2026 was $39,892, which included a realized gain of $28 on the transfer of Hyperliquid to pay the Sponsor Fee, a realized loss of $(6,951) on the sale of Hyperliquid to meet redemptions, a realized gain of $2,516 from the transfer of Hyperliquid to meet In-Kind Redemptions, a realized gain of $53 from the transfer of Hyperliquid for staking activities, and a change in unrealized appreciation on investment in Hyperliquid of $44,246. Net realized and change in unrealized gain on investment in Hyperliquid for the period resulted primarily from Hyperliquid price appreciation from $65.10 on June 30, 2026 to $89.43 on September 30, 2026. Net increase in net assets resulting from operations for the three months ended September 30, 2026 was $40,189, which consisted of the net realized and unrealized gain on investment in Hyperliquid and net investment income of $297.

The period from May 14, 2026 (commencement of operations) through September 30, 2026*

During the period May 14, 2026 (commencement of operations) through September 30, 2026, the Trust's net assets increased from $200 on May 14, 2026 (commencement of operations) to $193,094 on September 30, 2026. The increase in the Trust's net assets resulted primarily from additions of 3,148,123.6591 Hyperliquid with a value of $210,389 in connection with Share creations, and 7,707.2710 Hyperliquid received from staking rewards, with a value of $540 during the period. Additions were partially offset by dispositions from the Trust of (977,357.8282) Hyperliquid with a value of $(66,589) in connection with Share redemptions, and (1,412.9229) Hyperliquid with a value of $(91) to pay sponsor fee during the period.

Net investment income for the period May 14, 2026 (commencement of operations) through September 30, 2026 was $395, which included income from Staking Rewards of $720 and net expenses of $325. Total expenses for the period May 14, 2026 (commencement of operations) through September 30, 2026 were $343, which included $163 in Sponsor Fee and $180 in Staking Fees. For the one-month period commencing on May 15, 2026, the day the Shares were initially listed on the Exchange, the Sponsor waived the entire

Sponsor Fee on the first $500 million of Trust assets through June 14, 2026. In addition, for the same period, the Sponsor reimbursed the Trust for all Staking Expenses incurred on the first $500 million of Trust assets through June 14, 2026. For the period from May 15, 2026 through June 14, 2026, the Trust waived $18 in Sponsor Fee.

Net realized and change in unrealized gain on investment in Hyperliquid for the period May 14, 2026 (commencement of operations) through September 30, 2026 was $48,900, which included a realized gain of $28 on the transfer of Hyperliquid to pay the Sponsor Fee, a realized loss of $(8,006) on the sale of Hyperliquid to meet redemptions, a realized gain of $2,516 from the transfer of Hyperliquid to meet In-Kind Redemptions, a realized gain of $65 from the transfer of Hyperliquid for staking activities, and a change in unrealized appreciation on investment in Hyperliquid of $54,297. Net realized and change in unrealized gain on investment in Hyperliquid for the period resulted primarily from Hyperliquid price appreciation from $44.54 on May 14, 2026 (commencement of operations) to $89.43 on September 30, 2026. Net increase in net assets resulting from operations for the period May 14, 2026 (commencement of operations) through September 30, 2026 was $49,295, which consisted of the net realized and unrealized gain on investment in Hyperliquid and net investment income of $395.

* No comparative period presented as the Trust commenced operations May 14, 2026.

^ Amounts displayed are in the ‘000s, except for per-Share/coin references.

Net Assets

As of September 30, 2026*, the Trust held a net closing balance of 2,177,060.1790 Hyperliquid with a total market value of $194,703,635 based on the HYPEUSD_NY Price of $89.43 used to determine the Trust's NAV. The total market value of the Trust's Hyperliquid held was $193,148,779 based on the price of Hyperliquid (Lukka Prime Rate) in the principal market (Coinbase) of $88.72, used to determine the Trust's Principal Market NAV.

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

Pursuant to the Trust’s staking arrangements and the Trust Agreement, a portion of gross Staking Rewards is allocated among the Staking Agent and the Sponsor (the Sponsor’s “Staking Fee”), with the remainder retained by the Trust. Staking Rewards retained by the Trust increase the Trust’s Hyperliquid holdings, while distributions or sales of Hyperliquid reduce the Trust’s Hyperliquid holdings. The Trust may distribute Staking Rewards (in Hyperliquid or cash from the sale of Hyperliquid) to shareholders at the Sponsor’s discretion and subject to the Trust Agreement.

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

Off-Balance Sheet Arrangements and Contractual Obligations

As of September 30, 2026, the Trust has not used, nor does it expect to use in the future, special purpose entities to facilitate off-balance sheet financing arrangements and has no loan guarantee arrangements or off-balance sheet arrangements of any kind other than agreements entered into in the normal course of business, which may include indemnification provisions related to certain risks service providers undertake in performing services which are in the best interests of the Trust. While the Trust’s exposure under such indemnification provisions cannot be estimated, these general business indemnifications are not expected to have a material impact on the Trust’s financial position.

Sponsor Fee payments made to the Sponsor are calculated at an annual rate of 0.34% of the Trust's Hyperliquid holdings. As such, the Sponsor cannot anticipate the payment amounts that will be required under these arrangements for future periods since the Trust's holdings of Hyperliquid will vary in the normal course of business operations.

No material changes have occurred during the period from May 14, 2026 (commencement of operations) through September 30, 2026.

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

Second, Lukka, Inc. sorts these Digital Asset Markets from high to low by market-based volume and level of activity of Hyperliquid traded on each Digital Asset Market. For the three months ended September 30, 2026, this sort was performed for Digital Asset Markets for the period mid-August through mid-September 2026.

Third, Lukka, Inc. then reviews pricing fluctuations and the degree of variances in price on each Digital Asset Market during the 60 minutes prior to 4:00 p.m. ET for Hyperliquid to identify any material variances that may impact the volume or price information of a particular Digital Asset Market.

Fourth, Lukka, Inc. then selects a Digital Asset Market as its principal market based on the highest market-based volume level of activity and price stability in comparison to the other Digital Asset Markets on the list.

As of September 30, 2026, Lukka, Inc. included Binance, Bitfinex, Bitflyer, Bitstamp, Bullish, Bybit, Coinbase, Crypto.com, Gate.io, Gemini, HitBTC, Huobi, Kraken, KuCoin, LMAX, MEXC Global, OKX and Poloniex as its primary Exchange Markets under consideration.

At September 30, 2026, the principal market and the principal market price for Hyperliquid, which is composed of the majority of the Trust’s assets as of September 30, 2026, was Coinbase with a price of $88.72. This quoted price is an unadjusted price in an active market for identical Hyperliquid.

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

Under the supervision and with the participation of the Principal Executive Officer and the Principal Financial and Accounting Officer of the Sponsor, the Sponsor evaluated the effectiveness of the design and operation of the Trust’s disclosure controls and procedures, as defined under Exchange Act Rule 13a-15(e). Based on this evaluation, the Principal Executive Officer and the Principal Financial and Accounting Officer of the Sponsor concluded that, as of September 30, 2026, the Trust’s disclosure controls and procedures were effective in ensuring material information relating to the Trust is recorded, processed, summarized and reported by management of the Sponsor on a timely basis and ensuring the quality and timeliness of the Trust’s public disclosures with the SEC.

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
b)
Not applicable.
c)
The Trust does not purchase Shares directly from its Shareholders. In connection with its redemption of Baskets held by Authorized Participants, the Trust redeemed 157 Baskets (comprising 1,570,000 Shares) during the three-month period ended September 30, 2026. The following table summarizes the redemptions by Authorized Participants during the period.

Period	Total Shares Redeemed	Average Price Per Share
July 1, 2026 – July 31, 2026	920,000	$32.85
August 1, 2026 – August 31, 2026	—	$—
September 1, 2026 – September 30, 2026	650,000	$47.13

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

No executive officers or directors of the Sponsor have adopted, modified, or terminated trading plans under either a “Rule 10b5-1 trading arrangement” or a “non-Rule 10b5-1 trading arrangement” (as such terms are defined in Item 408 of Regulation S-K) for the three-month period ended September 30, 2026.

Item 6. Exhibits.

Listed below are the exhibits, which are filed as part of this Quarterly Report on Form 10‑Q (according to the number assigned to them in Item 601 of Regulation S-K):

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
31.1

Certification of Principal Executive Officer pursuant to Rule 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as amended, with respect to the Trust's Quarterly Report on Form 10-Q for the quarter ended September 30, 2026.

31.2

Certification of Principal Financial and Accounting Officer pursuant to Rule 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as amended, with respect to the Trust's Quarterly Report on Form 10-Q for the quarter ended September 30, 2026.

32.1*

Certification by Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, with respect to the Trust's Quarterly Report on Form 10-Q for the quarter ended September 30, 2026.

32.2*

Certification by Principal Financial and Accounting Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, with respect to the Trust's Quarterly Report on Form 10-Q for the quarter ended September 30, 2026.

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

Staking Expenses: Fees shared among the Staking Agent(s) and the Sponsor, collectively equal to 25% of the additional Hyperliquid generated by the staking of the Trust’s Hyperliquid.

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

Date: November 13, 2026

* The registrant is a trust and the persons are signing in their capacities as officers of Bitwise Investment Advisers, LLC, the Sponsor of the registrant.